Form 10-Q
period 2013-03-31
Genworth Holdings, Inc.
filed 2013-05-02
CIK 1572983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-182093-01

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-1073076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6620 West Broad Street Richmond, Virginia	23230
(Address of Principal Executive Offices)	(Zip Code)

(804) 281-6000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 28, 2013 (the last trading day prior to the completion of the holding company reorganization in which the registrant became a wholly-owned subsidiary of the company now known as Genworth Financial, Inc.), 493,066,840 shares of Genworth Holdings, Inc. Class A Common Stock, par value of $0.001 per share, were outstanding, and as of April 22, 2013, 493,092,184 shares of Genworth Financial, Inc. Class A Common Stock, par value $0.001 per share, were outstanding.

NOTE REGARDING THIS QUARTERLY REPORT

As previously announced, on April 1, 2013, after the end of the quarter to which this quarterly report relates, we completed a holding company reorganization in connection with a comprehensive capital plan for our U.S. mortgage insurance business, which is discussed in further detail in note 11 of the financial statements in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q. Pursuant to the reorganization, the public holding company historically known as “Genworth Financial, Inc.” (now renamed Genworth Holdings, Inc. (“Genworth Holdings”)) became a direct, wholly-owned subsidiary of a new public holding company that we formed and that now has been renamed Genworth Financial, Inc. (“New Genworth”). In connection with the reorganization, all the stockholders of Genworth Holdings immediately prior to the completion of the reorganization automatically became stockholders of New Genworth, owning the same number of shares of stock in New Genworth that they owned in Genworth Holdings immediately prior to the reorganization.

On April 1, 2013, in connection with the reorganization, Genworth Holdings distributed to New Genworth (as its sole stockholder), through a dividend (the “Distribution”), the 84.6% membership interest in one of its subsidiaries (Genworth Mortgage Holdings, LLC (“GMHL”)) that it held directly, and 100% of the shares of another of its subsidiaries (Genworth Mortgage Holdings, Inc. (“GMHI”)), that held the remaining 15.4% of outstanding membership interests of GMHL. At the time of the Distribution, GMHL and GMHI together owned (directly or indirectly) 100% of the shares or other equity interests of all of the subsidiaries that conducted Genworth Holdings’ U.S. mortgage insurance business (these subsidiaries also owned the subsidiaries that conducted Genworth Holdings’ European mortgage insurance business). As part of the comprehensive U.S. mortgage insurance capital plan, on April 1, 2013, immediately prior to the Distribution, Genworth Holdings contributed $100 million to the U.S. mortgage insurance subsidiaries.

On April 1, 2013, in connection with the reorganization (a) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes and (b) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes.

This quarterly report on Form 10-Q for the quarter ended March 31, 2013 is being filed by Genworth Holdings because the holding company reorganization was not completed until after the end of the first quarter of 2013. New Genworth, as the successor issuer to Genworth Holdings, began making filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from and after April 1, 2013, the date of completion of the holding company reorganization, and its first periodic report will be the quarterly report on Form 10-Q for the quarter ended June 30, 2013.

References to “Genworth,” the “Company,” “we” or “our” in this Quarterly Report on Form 10-Q (including in the financial statements and notes thereto in this report) have the following meanings, unless the context otherwise requires:

•	For periods prior to April 1, 2013: Genworth Holdings and its subsidiaries

•	For periods from and after April 1, 2013: New Genworth and its subsidiaries

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$61,082	$62,161
Equity securities available-for-sale, at fair value	490	518
Commercial mortgage loans	5,866	5,872
Restricted commercial mortgage loans related to securitization entities	324	341
Policy loans	1,606	1,601
Other invested assets	2,982	3,493
Restricted other invested assets related to securitization entities, at fair value	399	393

Total investments	72,749	74,379
Cash and cash equivalents	3,797	3,632
Accrued investment income	769	715
Deferred acquisition costs	5,050	5,036
Intangible assets	346	366
Goodwill	868	868
Reinsurance recoverable	17,211	17,230
Other assets	706	710
Separate account assets	10,140	9,937
Assets associated with discontinued operations	439	439

Total assets	$112,075	$113,312

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$33,601	$33,505
Policyholder account balances	25,886	26,262
Liability for policy and contract claims	7,343	7,509
Unearned premiums	4,193	4,333
Other liabilities ($123 and $133 other liabilities related to securitization entities)	5,028	5,239
Borrowings related to securitization entities ($71 and $62 at fair value)	329	336
Non-recourse funding obligations	2,062	2,066
Long-term borrowings	4,766	4,776
Deferred tax liability	1,132	1,507
Separate account liabilities	10,140	9,937
Liabilities associated with discontinued operations	86	61

Total liabilities	94,566	95,531

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 581 million and 580 million shares issued as of March 31, 2013 and December 31, 2012, respectively; 493 million and 492 million shares outstanding as of March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	12,131	12,127

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,471	2,692
Net unrealized gains (losses) on other-than-temporarily impaired securities	(28)	(54)

Net unrealized investment gains (losses)	2,443	2,638

Derivatives qualifying as hedges	1,799	1,909
Foreign currency translation and other adjustments	582	655

Total accumulated other comprehensive income (loss)	4,824	5,202
Retained earnings	1,966	1,863
Treasury stock, at cost (88 million shares as of March 31, 2013 and December 31, 2012)	(2,700)	(2,700)

Total Genworth’s stockholders’ equity	16,222	16,493
Noncontrolling interests	1,287	1,288

Total stockholders’ equity	17,509	17,781

Total liabilities and stockholders’ equity	$112,075	$113,312

See Notes to Condensed Consolidated Financial Statements

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Premiums	$1,261	$1,106
Net investment income	814	832
Net investment gains (losses)	(61)	37
Insurance and investment product fees and other	289	340

Total revenues	2,303	2,315

Benefits and expenses:
Benefits and other changes in policy reserves	1,201	1,232
Interest credited	184	195
Acquisition and operating expenses, net of deferrals	433	440
Amortization of deferred acquisition costs and intangibles	122	271
Interest expense	126	95

Total benefits and expenses	2,066	2,233

Income from continuing operations before income taxes	237	82
Provision for income taxes	76	15

Income from continuing operations	161	67
Income (loss) from discontinued operations, net of taxes	(20)	12

Net income	141	79
Less: net income attributable to noncontrolling interests	38	33

Net income available to Genworth’s common stockholders	$103	$46

Income from continuing operations available to Genworth’s common stockholders per common share:
Basic	$0.25	$0.07

Diluted	$0.25	$0.07

Net income available to Genworth’s common stockholders per common share:
Basic	$0.21	$0.09

Diluted	$0.21	$0.09

Weighted-average common shares outstanding:
Basic	492.5	491.2

Diluted	496.8	495.7

Supplemental disclosures:
Total other-than-temporary impairments	$(12)	$(16)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	(1)

Net other-than-temporary impairments	(12)	(17)
Other investments gains (losses)	(49)	54

Total net investment gains (losses)	$(61)	$37

See Notes to Condensed Consolidated Financial Statements

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net income	$141	$79
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(217)	(185)
Net unrealized gains (losses) on other-than-temporarily impaired securities	26	21
Derivatives qualifying as hedges	(110)	(329)
Foreign currency translation and other adjustments	(104)	116

Total other comprehensive income (loss)	(405)	(377)

Total comprehensive income (loss)	(264)	(298)
Less: comprehensive income attributable to noncontrolling interests	11	47

Total comprehensive income (loss) available to Genworth’s common stockholders	$(275)	$(345)

See Notes to Condensed Consolidated Financial Statements

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2012	$1	$12,127	$5,202	$1,863	$(2,700)	$16,493	$1,288	$17,781

Comprehensive income (loss):
Net income	—	—	—	103	—	103	38	141
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(221)	—	—	(221)	4	(217)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	26	—	—	26	—	26
Derivatives qualifying as hedges	—	—	(110)	—	—	(110)	—	(110)
Foreign currency translation and other adjustments	—	—	(73)	—	—	(73)	(31)	(104)

Total comprehensive income (loss)						(275)	11	(264)
Dividends to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Stock-based compensation expense and exercises and other	—	4	—	—	—	4	1	5

Balances as of March 31, 2013	$1	$12,131	$4,824	$1,966	$(2,700)	$16,222	$1,287	$17,509

Balances as of December 31, 2011	$1	$12,136	$4,047	$1,538	$(2,700)	$15,022	$1,110	$16,132

Comprehensive income (loss):
Net income	—	—	—	46	—	46	33	79
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(179)	—	—	(179)	(6)	(185)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	21	—	—	21	—	21
Derivatives qualifying as hedges	—	—	(329)	—	—	(329)	—	(329)
Foreign currency translation and other adjustments	—	—	96	—	—	96	20	116

Total comprehensive income (loss)						(345)	47	(298)
Dividends to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Stock-based compensation expense and exercises and other	—	14	—	—	—	14	—	14

Balances as of March 31, 2012	$1	$12,150	$3,656	$1,584	$(2,700)	$14,691	$1,145	$15,836

See Notes to Condensed Consolidated Financial Statements

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$141	$79
Less (income) loss from discontinued operations, net of taxes	20	(12)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(5)	(19)
Net investment losses (gains)	61	(37)
Charges assessed to policyholders	(202)	(187)
Acquisition costs deferred	(105)	(154)
Amortization of deferred acquisition costs and intangibles	122	271
Deferred income taxes	(182)	21
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	(27)	(45)
Stock-based compensation expense	9	9
Change in certain assets and liabilities:
Accrued investment income and other assets	(42)	(99)
Insurance reserves	541	369
Current tax liabilities	202	(87)
Other liabilities and other policy-related balances	(474)	(370)
Cash from operating activities—discontinued operations	1	9

Net cash from operating activities	60	(252)

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,212	969
Commercial mortgage loans	212	142
Restricted commercial mortgage loans related to securitization entities	17	14
Proceeds from sales of investments:
Fixed maturity and equity securities	1,310	1,717
Purchases and originations of investments:
Fixed maturity and equity securities	(2,069)	(3,049)
Commercial mortgage loans	(203)	(81)
Other invested assets, net	(26)	436
Policy loans, net	—	(6)
Cash from investing activities—discontinued operations	—	(18)

Net cash from investing activities	453	124

Cash flows from financing activities:
Deposits to universal life and investment contracts	445	662
Withdrawals from universal life and investment contracts	(678)	(600)
Redemption and repurchase of non-recourse funding obligations	(4)	(563)
Proceeds from the issuance of long-term debt	—	361
Repayment of borrowings related to securitization entities	(17)	(19)
Dividends paid to noncontrolling interests	(13)	(12)
Other, net	(32)	(17)
Cash from financing activities—discontinued operations	—	(1)

Net cash from financing activities	(299)	(189)
Effect of exchange rate changes on cash and cash equivalents	(48)	16

Net change in cash and cash equivalents	166	(301)
Cash and cash equivalents at beginning of period	3,653	4,488

Cash and cash equivalents at end of period	3,819	4,187
Less cash and cash equivalents of discontinued operations at end of period	22	35

Cash and cash equivalents of continuing operations at end of period	$3,797	$4,152

See Notes to Condensed Consolidated Financial Statements

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Holdings, Inc. (formerly known as Genworth Financial, Inc.) was incorporated in Delaware on October 23, 2003. On April 1, 2013, Genworth completed a holding company reorganization as further described in note 11. The accompanying condensed financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting interest or where we are the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated in consolidation.

We have the following operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life insurance, long-term care insurance and fixed annuities.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada and Australia and also participate in select European and other countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a selective basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries and have operations in select other countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments. On March 27, 2013, we announced that we had agreed to sell our wealth management business to AqGen Liberty Acquisition, Inc., a subsidiary of AqGen Liberty Holdings LLC, a partnership of Aquiline Capital Partners and Genstar Capital, and the sale is expected to close in the second half of 2013. As a result, this business has been accounted for as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. Our wealth management business, previously a separate segment, is separately presented as

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

discontinued operations and all prior periods reflected herein have been re-presented on this basis. See note 10 for additional information.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2012 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

We have a practice of refunding the post-delinquent premiums in our U.S. mortgage insurance business to the insured party if the delinquent loan goes to claim. Our historical accounting practice was to account for these premium refunds as a reduction in premiums upon payment. In the first quarter of 2013, we determined that we should have been recording a liability for premiums received on the delinquent loans where our practice was to refund post-delinquent premiums. This error was not material to our consolidated financial condition, results of operations or cash flows as presented in our previously filed annual and quarterly financial statements; however, the adjustment to correct the cumulative effect of this error would have been material if recorded in the first quarter of 2013. We restated our financial statements to correct this error for all periods presented herein. The cumulative decrease to retained earnings was $46 million as of January 1, 2012.

The following table summarizes the impact on our consolidated balance sheet as of December 31, 2012 to reflect the recording of a liability for premiums received on the delinquent loans expected to be refunded upon claim in our U.S. mortgage insurance business:

(Amounts in millions)	As previously reported (1)	Premium restatement	As restated
Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$5,171	$68	$5,239
Deferred tax liability	$1,531	$(24)	$1,507
Total liabilities	$95,487	$44	$95,531

Stockholders’ equity:
Retained earnings	$1,907	$(44)	$1,863
Total Genworth’s stockholders’ equity	$16,537	$(44)	$16,493

(1)	Previously reported has been adjusted for our wealth management business that is now reported as discontinued operations. See note 10 for additional information on discontinued operations.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on our consolidated statement of income for the three months ended March 31, 2012 to reflect the recording of a liability for premiums received on the delinquent loans expected to be refunded upon claim in our U.S. mortgage insurance business:

(Amounts in millions)	As previously reported (1)	Premium restatement		As restated
Premiums	$1,107		$(1)	$1,106
Total revenues	$2,316		$(1)	$2,315
Income from continuing operations before income taxes	$83		$(1)	$82
Income from continuing operations	$68		$(1)	$67
Net income	$80		$(1)	$79
Net income available to Genworth’s common stockholders	$47		$(1)	$46
Net income available to Genworth’s common stockholders per common share:
Basic	$0.09	$—		$0.09
Diluted	$0.09	$—		$0.09

(1)	Previously reported has been adjusted for our wealth management business that is now reported as discontinued operations. See note 10 for additional information on discontinued operations.

Total comprehensive income (loss) for the three months ended March 31, 2012 changed by an amount consistent with net income above.

In our previously reported condensed consolidated statement of cash flows for the three months ended March 31, 2012, net income in cash flows from operating activities has been restated by a decrease of $1 million with an offsetting increase to other liabilities and other policy-related balances in cash flows from operating activities. The restatement had no effect on total cash flows from operating, investing or financing activities in the three months ended March 31, 2012.

(2) Accounting Changes

On January 1, 2013, we adopted new accounting guidance for disclosures about offsetting assets and liabilities. This guidance requires an entity to disclose information about offsetting and related arrangements to enable users to understand the effect of those arrangements on its financial position. The adoption of this accounting guidance impacted our disclosures only and did not impact our consolidated results.

On January 1, 2013, we adopted new accounting guidance related to the presentation of the reclassification of items out of accumulated other comprehensive income into net income. The adoption of this accounting guidance impacted our disclosures only and did not impact our consolidated results.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2013	2012
Weighted-average shares used in basic earnings per common share calculations	492.5	491.2
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	4.3	4.5

Weighted-average shares used in diluted earnings per common share calculations	496.8	495.7

Income from continuing operations:
Income from continuing operations	$161	$67
Less: income from continuing operations attributable to noncontrolling interests	38	33

Income from continuing operations available to Genworth’s common stockholders	$123	$34

Basic per common share	$0.25	$0.07

Diluted per common share	$0.25	$0.07

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(20)	$12
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth’s common stockholders	$(20)	$12

Basic per common share	$(0.04)	$0.03

Diluted per common share	$(0.04)	$0.02

Net income:
Income from continuing operations	$161	$67
Income (loss) from discontinued operations, net of taxes	(20)	12

Net income	141	79
Less: net income attributable to noncontrolling interests	38	33

Net income available to Genworth’s common stockholders	$103	$46

Basic per common share	$0.21	$0.09

Diluted per common share	$0.21	$0.09

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2013	2012
Fixed maturity securities—taxable	$656	$660
Fixed maturity securities—non-taxable	2	4
Commercial mortgage loans	82	84
Restricted commercial mortgage loans related to securitization entities	7	9
Equity securities	4	4
Other invested assets	48	53
Policy loans	32	31
Cash, cash equivalents and short-term investments	7	10

Gross investment income before expenses and fees	838	855
Expenses and fees	(24)	(23)

Net investment income	$814	$832

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2013	2012
Available-for-sale securities:
Realized gains	$40	$63
Realized losses	(66)	(46)

Net realized gains (losses) on available-for-sale securities	(26)	17

Impairments:
Total other-than-temporary impairments	(12)	(16)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	(1)

Net other-than-temporary impairments	(12)	(17)

Trading securities	10	(25)
Commercial mortgage loans	2	2
Net gains related to securitization entities	7	34
Derivative instruments (1)	(42)	26
Contingent consideration adjustment	1	—
Other	(1)	—

Net investment gains (losses)	$(61)	$37

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the periods ended March 31, 2013 and 2012 was $577 million and $357 million, respectively, which was approximately 90% of book value for both periods.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the three months ended March 31:

(Amounts in millions)	2013	2012
Beginning balance	$387	$646
Additions:
Other-than-temporary impairments not previously recognized	2	2
Increases related to other-than-temporary impairments previously recognized	4	13
Reductions:
Securities sold, paid down or disposed	(142)	(51)

Ending balance	$251	$610

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2013	December 31, 2012
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$5,684	$6,086
Equity securities	44	34
Other invested assets	(5)	(8)

Subtotal	5,723	6,112
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,820)	(1,925)
Income taxes, net	(1,364)	(1,457)

Net unrealized investment gains (losses)	2,539	2,730
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	96	92

Net unrealized investment gains (losses) attributable to Genworth	$2,443	$2,638

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2013	2012
Beginning balance	$2,638	$1,485
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(427)	(212)
Adjustment to deferred acquisition costs	16	(47)
Adjustment to present value of future profits	1	11
Adjustment to sales inducements	(3)	(10)
Adjustment to benefit reserves	91	1
Provision for income taxes	106	93

Change in unrealized gains (losses) on investment securities	(216)	(164)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(13) and $—	25	—

Change in net unrealized investment gains (losses)	(191)	(164)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	4	(6)

Ending balance	$2,443	$1,327

(d) Fixed Maturity and Equity Securities

As of March 31, 2013, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,510	$924	$—	$(53)	$—	$5,381
Tax-exempt	277	14	—	(21)	—	270
Government—non-U.S.	2,132	215	—	(2)	—	2,345
U.S. corporate	22,954	3,073	20	(111)	—	25,936
Corporate—non-U.S.	14,421	1,158	—	(39)	—	15,540
Residential mortgage-backed	5,542	535	10	(82)	(63)	5,942
Commercial mortgage-backed	2,948	162	3	(46)	(11)	3,056
Other asset-backed	2,620	51	—	(57)	(2)	2,612

Total fixed maturity securities	55,404	6,132	33	(411)	(76)	61,082
Equity securities	446	47	—	(3)	—	490

Total available-for-sale securities	$55,850	$6,179	$33	$(414)	$(76)	$61,572

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2012, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,484	$1,025	$—	$(18)	$—	$5,491
Tax-exempt	308	16	—	(30)	—	294
Government—non-U.S.	2,173	250	—	(1)	—	2,422
U.S. corporate	22,873	3,317	19	(104)	—	26,105
Corporate—non-U.S.	14,577	1,262	—	(47)	—	15,792
Residential mortgage-backed	5,744	549	13	(124)	(101)	6,081
Commercial mortgage-backed	3,253	178	5	(82)	(21)	3,333
Other asset-backed	2,660	50	—	(65)	(2)	2,643

Total fixed maturity securities	56,072	6,647	37	(471)	(124)	62,161
Equity securities	483	41	—	(6)	—	518

Total available-for-sale securities	$56,555	$6,688	$37	$(477)	$(124)	$62,679

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2013:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$766	$(53)	22	$—	$—	—	$766	$(53)	22
Tax-exempt	—	—	—	112	(21)	10	112	(21)	10
Government—non-U.S.	133	(2)	18	—	—	—	133	(2)	18
U.S. corporate	1,579	(50)	211	529	(61)	47	2,108	(111)	258
Corporate—non-U.S.	1,184	(17)	138	241	(22)	20	1,425	(39)	158
Residential mortgage-backed	277	(2)	42	360	(143)	227	637	(145)	269
Commercial mortgage-backed	172	(2)	23	533	(55)	92	705	(57)	115
Other asset-backed	153	(1)	31	150	(58)	16	303	(59)	47

Subtotal, fixed maturity securities	4,264	(127)	485	1,925	(360)	412	6,189	(487)	897
Equity securities	43	(2)	47	12	(1)	6	55	(3)	53

Total for securities in an unrealized loss position	$4,307	$(129)	532	$1,937	$(361)	418	$6,244	$(490)	950

% Below cost—fixed maturity securities:
<20% Below cost	$4,257	$(125)	479	$1,624	$(143)	267	$5,881	$(268)	746
20%-50% Below cost	7	(2)	6	272	(138)	92	279	(140)	98
>50% Below cost	—	—	—	29	(79)	53	29	(79)	53

Total fixed maturity securities	4,264	(127)	485	1,925	(360)	412	6,189	(487)	897

% Below cost—equity securities:
<20% Below cost	43	(2)	47	12	(1)	6	55	(3)	53

Total equity securities	43	(2)	47	12	(1)	6	55	(3)	53

Total for securities in an unrealized loss position	$4,307	$(129)	532	$1,937	$(361)	418	$6,244	$(490)	950

Investment grade	$4,070	$(121)	439	$1,157	$(162)	175	$5,227	$(283)	614
Below investment grade (3)	237	(8)	93	780	(199)	243	1,017	(207)	336

Total for securities in an unrealized loss position	$4,307	$(129)	532	$1,937	$(361)	418	$6,244	$(490)	950

(1)	Amounts included $75 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $76 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $74 million of unrealized losses on other-than-temporarily impaired securities.

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to lower credit ratings since acquisition for corporate securities across various industry sectors. For

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

securities that have been in a continuous unrealized loss for less than 12 months, the average fair value percentage below cost was approximately 3% as of March 31, 2013.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $143 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB-” and approximately 61% of the unrealized losses were related to investment grade securities as of March 31, 2013. These unrealized losses were attributable to the lower credit ratings for these securities since acquisition, primarily associated with corporate securities in the finance and insurance sector. The average fair value percentage below cost for these securities was approximately 8% as of March 31, 2013. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of March 31, 2013:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$16	$(6)	1%	2	$—	$—	—%	—
U.S. corporate	18	(5)	1	1	—	—	—	—
Corporate—non-U.S.	32	(15)	3	7	—	—	—	—
Structured securities:
Residential mortgage-backed	21	(12)	2	9	2	(3)	1	6
Commercial mortgage-backed	2	(1)	—	2	—	(1)	—	1
Other asset-backed	51	(32)	7	3	—	—	—	—

Total structured securities	74	(45)	9	14	2	(4)	1	7

Total	$140	$(71)	14%	24	$2	$(4)	1%	7

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate	$2	$(1)	—%	3	$—	$—	—%	—
Structured securities:
Residential mortgage-backed	94	(44)	9	52	18	(61)	12	41
Commercial
mortgage-backed	22	(12)	2	12	3	(4)	1	3
Other asset-backed	14	(10)	2	1	6	(10)	2	2

Total structured securities	130	(66)	13	65	27	(75)	15	46

Total	$132	$(67)	13%	68	$27	$(75)	15%	46

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. See the following for further discussion of gross unrealized losses by asset class.

Corporate Debt Securities

The following tables present the concentration of gross unrealized losses and fair values related to corporate debt fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by industry as of March 31, 2013:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$50	$(20)	4%	8	$—	$—	—%	—

Total	$50	$(20)	4%	8	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Consumer-cyclical	$2	$(1)	—%	3	$—	$—	—%	—

Total	$2	$(1)	—%	3	$—	$—	—%	—

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of the total unrealized losses of $21 million for corporate fixed maturity securities presented in the preceding tables, $20 million, or 95%, of the unrealized losses related to issuers in the finance and insurance sector that were 29% below cost on average. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of March 31, 2013. The $20 million of unrealized losses related to the finance and insurance industry related to financial hybrid securities on which a debt impairment model was employed. Most of our hybrid securities retained a credit rating of investment grade. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. We continue to receive our contractual payments and expect to fully recover our amortized cost.

We expect that our investments in corporate securities will continue to perform in accordance with our expectations about the amount and timing of estimated cash flows. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize write-downs within our portfolio of corporate securities in the future.

Structured Securities

Of the $190 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $64 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to the ongoing concern and uncertainty about the residential and commercial real estate market and unemployment, resulting in credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been significantly impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. housing market.

While we considered the length of time each security had been in an unrealized loss position, the extent of the unrealized loss position and any significant declines in fair value subsequent to the balance sheet date in our evaluation of impairment for each of these individual securities, the primary factor in our evaluation of impairment is the expected performance for each of these securities. Our evaluation of expected performance is based on the historical performance of the associated securitization trust as well as the historical performance of the underlying collateral. Our examination of the historical performance of the securitization trust included consideration of the following factors for each class of securities issued by the trust: i) the payment history, including failure to make scheduled payments; ii) current payment status; iii) current and historical outstanding balances; iv) current levels of subordination and losses incurred to date; and v) characteristics of the underlying collateral. Our examination of the historical performance of the underlying collateral included: i) historical default rates, delinquency rates, voluntary and involuntary prepayments and severity of losses, including recent trends in this information; ii) current payment status; iii) loan to collateral value ratios, as applicable; iv) vintage; and v) other underlying characteristics such as current financial condition.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We used our assessment of the historical performance of both the securitization trust and the underlying collateral for each security, along with third-party sources, when available, to develop our best estimate of cash flows expected to be collected. These estimates reflect projections for future delinquencies, prepayments, defaults and losses for the assets that collateralize the securitization trust and are used to determine the expected cash flows for our security, based on the payment structure of the trust. Our projection of expected cash flows is primarily based on the expected performance of the underlying assets that collateralize the securitization trust and is not directly impacted by the rating of our security. While we consider the rating of the security as an indicator of the financial condition of the issuer, this factor does not have a significant impact on our expected cash flows for each security. In limited circumstances, our expected cash flows include expected payments from reliable financial guarantors where we believe the financial guarantor will have sufficient assets to pay claims under the financial guarantee when the cash flows from the securitization trust are not sufficient to make scheduled payments. We then discount the expected cash flows using the effective yield of each security to determine the present value of expected cash flows.

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of March 31, 2013.

Despite the considerable analysis and rigor employed on our structured securities, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of structured securities and future write-downs within our portfolio of structured securities.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2012:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$655	$(18)	19	$—	$—	—	$655	$(18)	19
Tax-exempt	—	—	—	137	(30)	13	137	(30)	13
Government—non-U.S.	103	(1)	21	—	—	—	103	(1)	21
U.S. corporate	859	(19)	154	646	(85)	65	1,505	(104)	219
Corporate—non-U.S.	665	(9)	105	436	(38)	41	1,101	(47)	146
Residential mortgage-backed	152	(1)	32	494	(224)	278	646	(225)	310
Commercial mortgage-backed	183	(1)	20	749	(102)	130	932	(103)	150
Other asset-backed	282	(1)	42	185	(66)	18	467	(67)	60

Subtotal, fixed maturity securities	2,899	(50)	393	2,647	(545)	545	5,546	(595)	938
Equity securities	52	(4)	32	14	(2)	13	66	(6)	45

Total for securities in an unrealized loss position	$2,951	$(54)	425	$2,661	$(547)	558	$5,612	$(601)	983

% Below cost—fixed maturity securities:
<20% Below cost	$2,899	$(50)	393	$2,151	$(194)	337	$5,050	$(244)	730
20%-50% Below cost	—	—	—	445	(218)	128	445	(218)	128
>50% Below cost	—	—	—	51	(133)	80	51	(133)	80

Total fixed maturity securities	2,899	(50)	393	2,647	(545)	545	5,546	(595)	938

% Below cost—equity securities:
<20% Below cost	47	(2)	29	12	(1)	11	59	(3)	40
20%-50% Below cost	5	(2)	3	2	(1)	2	7	(3)	5

Total equity securities	52	(4)	32	14	(2)	13	66	(6)	45

Total for securities in an unrealized loss position	$2,951	$(54)	425	$2,661	$(547)	558	$5,612	$(601)	983

Investment grade	$2,761	$(43)	356	$1,616	$(209)	235	$4,377	$(252)	591
Below investment grade (3)	190	(11)	69	1,045	(338)	323	1,235	(349)	392

Total for securities in an unrealized loss position	$2,951	$(54)	425	$2,661	$(547)	558	$5,612	$(601)	983

(1)	Amounts included $123 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $124 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $119 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2013 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,704	$2,731
Due after one year through five years	10,398	10,997
Due after five years through ten years	11,176	12,243
Due after ten years	20,016	23,501

Subtotal	44,294	49,472
Residential mortgage-backed	5,542	5,942
Commercial mortgage-backed	2,948	3,056
Other asset-backed	2,620	2,612

Total	$55,404	$61,082

As of March 31, 2013, $5,278 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of March 31, 2013, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 24%, 20% and 12% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of March 31, 2013, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$1,953	33%	$1,895	32%
Office	1,595	27	1,580	27
Industrial	1,584	27	1,603	27
Apartments	542	9	552	9
Mixed use/other	230	4	282	5

Subtotal	5,904	100%	5,912	100%

Unamortized balance of loan origination fees and costs	2		2
Allowance for losses	(40)		(42)

Total	$5,866		$5,872

	March 31, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,582	27%	$1,553	26%
South Atlantic	1,549	26	1,587	27
Middle Atlantic	750	13	739	13
Mountain	458	8	463	8
East North Central	451	8	468	8
West North Central	374	6	353	6
New England	341	6	343	6
West South Central	259	4	265	4
East South Central	140	2	141	2

Subtotal	5,904	100%	5,912	100%

Unamortized balance of loan origination fees and costs	2		2
Allowance for losses	(40)		(42)

Total	$5,866		$5,872

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	March 31, 2013
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$7	$5	$—	$12	$1,941	$1,953
Office	1	—	—	1	1,594	1,595
Industrial	6	2	—	8	1,576	1,584
Apartments	—	—	4	4	538	542
Mixed use/other	1	—	—	1	229	230

Total recorded investment	$15	$7	$4	$26	$5,878	$5,904

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2012
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$3	$—	$3	$1,892	$1,895
Office	2	—	—	2	1,578	1,580
Industrial	—	—	—	—	1,603	1,603
Apartments	—	—	4	4	548	552
Mixed use/other	66	—	—	66	216	282

Total recorded investment	$68	$3	$4	$75	$5,837	$5,912

% of total commercial mortgage loans	1%	—%	—%	1%	99%	100%

As of March 31, 2013 and December 31, 2012, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of March 31, 2013 and December 31, 2012.

As of and for the three months ended March 31, 2013 and the year ended December 31, 2012, we modified or extended 12 and 38 commercial mortgage loans, respectively, with a total carrying value of $76 million and $279 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2013	2012
Allowance for credit losses:
Beginning balance	$42	$51
Charge-offs	—	(1)
Recoveries	—	—
Provision	(2)	(1)

Ending balance	$40	$49

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$40	$49

Recorded investment:
Ending balance	$5,904	$6,076

Ending balance of individually impaired loans	$—	$2

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,904	$6,074

As of March 31, 2013 and December 31, 2012, we had no individually impaired commercial mortgage loans.

In evaluating the credit quality of commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. Certain risks associated with commercial mortgage loans can be evaluated by reviewing both the loan-to-value and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. The average loan-to-value ratio is based on our most recent estimate of the fair value for the underlying property which is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A lower loan-to-value indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property was sold. The debt service coverage ratio is based on “normalized” annual net operating income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio should not be used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2013
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$553	$277	$920	$172	$31	$1,953
Office	318	224	721	295	37	1,595
Industrial	451	235	671	188	39	1,584
Apartments	165	85	248	29	15	542
Mixed use/other	73	24	112	15	6	230

Total recorded investment	$1,560	$845	$2,672	$699	$128	$5,904

% of total	26%	14%	46%	12%	2%	100%

Weighted-average debt service coverage ratio	2.27	1.76	2.07	1.17	1.05	1.95

(1)	Included $128 million of loans in good standing, with a total weighted-average loan-to-value of 145%, where borrowers continued to make timely payments.

	December 31, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$548	$280	$874	$162	$31	$1,895
Office	323	237	688	288	44	1,580
Industrial	462	242	671	188	40	1,603
Apartments	167	140	201	29	15	552
Mixed use/other	68	24	103	81	6	282

Total recorded investment	$1,568	$923	$2,537	$748	$136	$5,912

% of total	27%	16%	42%	13%	2%	100%

Weighted-average debt service coverage ratio	2.13	1.73	2.09	1.18	2.48	1.95

(1)	Included $136 million of loans in good standing, with a total weighted-average loan-to-value of 144%, where borrowers continued to make timely payments.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$100	$290	$401	$673	$385	$1,849
Office	147	167	280	625	292	1,511
Industrial	172	145	279	649	334	1,579
Apartments	8	48	99	242	145	542
Mixed use/other	27	25	52	90	36	230

Total recorded investment	$454	$675	$1,111	$2,279	$1,192	$5,711

% of total	8%	12%	19%	40%	21%	100%

Weighted-average loan-to-value	79%	70%	66%	62%	45%	61%

	December 31, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$87	$295	$391	$634	$384	$1,791
Office	148	174	312	559	303	1,496
Industrial	164	148	311	629	345	1,597
Apartments	9	62	90	279	112	552
Mixed use/other	32	21	49	64	50	216

Total recorded investment	$440	$700	$1,153	$2,165	$1,194	$5,652

% of total	8%	12%	20%	39%	21%	100%

Weighted-average loan-to-value	81%	71%	66%	61%	45%	61%

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$—	$1	$103	$104
Office	—	—	8	—	76	84
Industrial	—	—	—	—	5	5
Apartments	—	—	—	—	—	—
Mixed use/other	—	—	—	—	—	—

Total recorded investment	$—	$—	$8	$1	$184	$193

% of total	—%	—%	4%	1%	95%	100%

Weighted-average loan-to-value	—%	—%	81%	5%	64%	65%

	December 31, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$1	$—	$103	$104
Office	—	—	8	—	76	84
Industrial	—	—	—	—	6	6
Apartments	—	—	—	—	—	—
Mixed use/other	—	—	—	—	66	66

Total recorded investment	$—	$—	$9	$—	$251	$260

% of total	—%	—%	3%	—%	97%	100%

Weighted-average loan-to-value	—%	—%	55%	—%	79%	78%

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	March 31, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$131	40%	$140	42%
Industrial	77	24	81	24
Office	61	19	63	18
Apartments	53	16	53	15
Mixed use/other	3	1	5	1

Subtotal	325	100%	342	100%

Allowance for losses	(1)		(1)

Total	$324		$341

	March 31, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$120	37%	$126	37%
Pacific	57	18	60	18
Middle Atlantic	53	16	55	16
East North Central	29	9	31	9
Mountain	21	6	21	6
West North Central	19	6	22	6
East South Central	14	4	16	5
West South Central	11	3	11	3
New England	1	1	—	—

Subtotal	325	100%	342	100%

Allowance for losses	(1)		(1)

Total	$324		$341

Of our restricted commercial mortgage loans as of March 31, 2013, $320 million were current and $5 million were past due for more than 90 days and still accruing interest. Of our restricted commercial mortgage loans as of December 31, 2012, $337 million were current and $5 million were past due for more than 90 days and still accruing interest.

As of March 31, 2013 and December 31, 2012, the total recorded investment of restricted commercial mortgage loans of $325 million and $342 million, respectively, related to loans not individually impaired that were evaluated collectively for impairment. There was no provision for credit losses recorded during the three months ended March 31, 2013 or 2012 related to restricted commercial mortgage loans.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In evaluating the credit quality of restricted commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. The risks associated with restricted commercial mortgage loans can typically be evaluated by reviewing both the loan-to-value and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. The average loan-to-value ratio is based on our most recent estimate of the fair value for the underlying property which is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A lower loan-to-value indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property was sold. The debt service coverage ratio is based on “normalized” annual net operating income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio should not be used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

The following tables set forth the loan-to-value of restricted commercial mortgage loans by property type as of the dates indicated:

	March 31, 2013
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$118	$4	$6	$—	$3	$131
Industrial	73	—	4	—	—	77
Office	52	3	—	6	—	61
Apartments	28	4	21	—	—	53
Mixed use/other	3	—	—	—	—	3

Total recorded investment	$274	$11	$31	$6	$3	$325

% of total	84%	3%	10%	2%	1%	100%

Weighted-average debt service coverage ratio	1.73	1.31	1.20	0.93	0.44	1.64

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$126	$4	$7	$—	$3	$140
Industrial	77	—	3	1	—	81
Office	54	3	—	6	—	63
Apartments	28	4	21	—	—	53
Mixed use/other	5	—	—	—	—	5

Total recorded investment	$290	$11	$31	$7	$3	$342

% of total	85%	3%	9%	2%	1%	100%

Weighted-average debt service coverage ratio	1.78	1.38	1.14	0.86	0.54	1.68

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of the dates indicated:

	March 31, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$5	$16	$32	$35	$43	$131
Industrial	6	7	16	29	19	77
Office	4	22	10	20	5	61
Apartments	—	15	13	14	11	53
Mixed use/other	—	—	—	—	3	3

Total recorded investment	$15	$60	$71	$98	$81	$325

% of total	5%	18%	22%	30%	25%	100%

Weighted-average loan-to-value	53%	48%	38%	32%	28%	36%

	December 31, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$5	$16	$34	$36	$49	$140
Industrial	9	4	14	37	17	81
Office	4	22	14	12	11	63
Apartments	—	20	11	21	1	53
Mixed use/other	—	—	—	2	3	5

Total recorded investment	$18	$62	$73	$108	$81	$342

% of total	5%	18%	21%	32%	24%	100%

Weighted-average loan-to-value	51%	53%	37%	31%	29%	37%

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no floating rate restricted commercial mortgage loans as of March 31, 2013 or December 31, 2012.

(g) Restricted Other Invested Assets Related To Securitization Entities

We have consolidated securitization entities that hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities whereby the changes in fair value are recorded in current period income (loss). The trading securities comprise asset-backed securities, including residual interest in certain policy loan securitization entities and highly rated bonds that are primarily backed by credit card receivables.

(5) Derivative Instruments

Our business activities routinely deal with fluctuations in interest rates, equity prices, currency exchange rates and other asset and liability prices. We use derivative instruments to mitigate or reduce certain of these risks. We have established policies for managing each of these risks, including prohibitions on derivatives market-making and other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or mitigate these risks. While we use derivatives to mitigate or reduce risks, certain derivatives do not meet the accounting requirements to be designated as hedging instruments and are denoted as “derivatives not designated as hedges” in the following disclosures. For derivatives that meet the accounting requirements to be designated as hedges, the following disclosures for these derivatives are denoted as “derivatives designated as hedges,” which include both cash flow and fair value hedges.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	March 31, 2013	December 31, 2012	Balance sheet classification	March 31, 2013	December 31, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$315	$414	Other liabilities	$50	$27
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	95	105
Foreign currency swaps	Other invested assets	9	3	Other liabilities	8	1
Forward bond purchase commitments	Other invested assets	39	53	Other liabilities	—	—

Total cash flow hedges		363	470		153	133

Fair value hedges:
Interest rate swaps	Other invested assets	4	12	Other liabilities	—	—
Foreign currency swaps	Other invested assets	—	31	Other liabilities	—	—

Total fair value hedges		4	43		—	—

Total derivatives designated as hedges		367	513		153	133

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	545	603	Other liabilities	222	280
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	23	27
Credit default swaps	Other invested assets	7	8	Other liabilities	1	1
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	97	104
Equity index options	Other invested assets	17	25	Other liabilities	1	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	1	—	Other liabilities	—	8
GMWB embedded derivatives	Reinsurance recoverable (1)	6	10	Policyholder account balances (2)	272	350
Fixed index annuity embedded derivatives	Other assets (3)	—	—	Policyholder account balances (3)	34	27

Total derivatives not designated as hedges		576	646		650	797

Total derivatives		$943	$1,159		$803	$930

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for derivative counterparty collateral retained by us was recorded in other invested assets with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2012	Additions	Maturities/ terminations	March 31, 2013
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$10,146	$6,949	$(4,807)	$12,288
Inflation indexed swaps	Notional	554	—	(1)	553
Foreign currency swaps	Notional	183	102	—	285
Forward bond purchase commitments	Notional	456	—	—	456

Total cash flow hedges		11,339	7,051	(4,808)	13,582

Fair value hedges:
Interest rate swaps	Notional	723	—	—	723
Foreign currency swaps	Notional	85	—	(85)	—

Total fair value hedges		808	—	(85)	723

Total derivatives designated as hedges		12,147	7,051	(4,893)	14,305

Derivatives not designated as hedges
Interest rate swaps	Notional	6,331	252	(969)	5,614
Interest rate swaps related to securitization entities	Notional	104	—	—	104
Credit default swaps	Notional	932	68	(227)	773
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	936	151	(104)	983
Financial futures	Notional	1,692	1,427	(1,692)	1,427
Equity return swaps	Notional	186	20	—	206
Other foreign currency contracts	Notional	—	14	—	14

Total derivatives not designated as hedges		10,493	1,932	(2,992)	9,433

Total derivatives		$22,640	$8,983	$(7,885)	$23,738

(Number of policies)	Measurement	December 31, 2012	Additions	Maturities/ terminations	March 31, 2013
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	45,027	—	(732)	44,295
Fixed index annuity embedded derivatives	Policies	2,013	392	(18)	2,387

Cash Flow Hedges

Certain derivative instruments are designated as cash flow hedges. The changes in fair value of these instruments are recorded as a component of OCI. We designate and account for the following as cash flow hedges when they have met the effectiveness requirements: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

currency cash flow exposure of foreign currency denominated investments; (iv) pay U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure on liabilities denominated in foreign currencies; (v) forward starting interest rate swaps to hedge against changes in interest rates associated with future fixed rate bond purchases and/or interest income; (vi) forward bond purchase commitments to hedge against the variability in the anticipated cash flows required to purchase future fixed rate bonds; and (vii) other instruments to hedge the cash flows of various forecasted transactions.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended March 31, 2013:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(153)	$9	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(14)	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	9	3	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	1	—	Interest expense	—	Net investment gains (losses)

Total	$(157)	$13		$(3)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended March 31, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(421)	$9	Net investment income	$(16)	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Inflation indexed swaps	(31)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	1	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(48)	—	Net investment income	—	Net investment gains (losses)

Total	$(499)	$10		$(16)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2013	2012
Derivatives qualifying as effective accounting hedges as of January 1	$1,909	$2,009
Current period increases (decreases) in fair value, net of deferred taxes of $55 and $177	(102)	(322)
Reclassification to net (income), net of deferred taxes of $5 and $3	(8)	(7)

Derivatives qualifying as effective accounting hedges as of March 31	$1,799	$1,680

The total of derivatives designated as cash flow hedges of $1,799 million, net of taxes, recorded in stockholders’ equity as of March 31, 2013 is expected to be reclassified to future net income, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $32 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. No amounts were reclassified to net income during the three months ended March 31, 2013 in connection with forecasted transactions that were no longer considered probable of occurring.

Fair Value Hedges

Certain derivative instruments are designated as fair value hedges. The changes in fair value of these instruments are recorded in net income. In addition, changes in the fair value attributable to the hedged portion of the underlying instrument are reported in net income. We designate and account for the following as fair value hedges when they have met the effectiveness requirements: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) interest rate swaps to convert fixed rate liabilities into floating rate liabilities; (iii) cross currency swaps to convert non-U.S. dollar fixed rate liabilities to floating rate U.S. dollar liabilities; and (iv) other instruments to hedge various fair value exposures of investments.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended March 31, 2013:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging liabilities	$(8)	Net investment gains (losses)	$8	Interest credited	$8	Net investment gains (losses)
Foreign currency swaps	(31)	Net investment gains (losses)	—	Interest credited	31	Net investment gains (losses)

Total	$(39)		$8		$39

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended March 31, 2012:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging assets	$—	Net investment gains (losses)	$(1)	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(9)	Net investment gains (losses)	11	Interest credited	9	Net investment gains (losses)
Foreign currency swaps	3	Net investment gains (losses)	1	Interest credited	(4)	Net investment gains (losses)

Total	$(6)		$11		$5

The difference between the gain (loss) recognized for the derivative instrument and the hedged item presented above represents the net ineffectiveness of the fair value hedging relationships. The other impacts presented above represent the net income effects of the derivative instruments that are presented in the same location as the income (loss) activity from the hedged item. There were no amounts excluded from the measurement of effectiveness.

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; (vi) foreign currency forward contracts to mitigate currency risk associated with future dividends and other cash flows from certain foreign subsidiaries to our holding company; and (vii) equity index options to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

We also have derivatives related to securitization entities where we were required to consolidate the related securitization entity as a result of our involvement in the structure. The counterparties for these derivatives typically only have recourse to the securitization entity. The interest rate swaps used for these entities are typically used to effectively convert the interest payments on the assets of the securitization entity to the same basis as the interest rate on the borrowings issued by the securitization entity. Credit default swaps are utilized in certain securitization entities to enhance the yield payable on the borrowings issued by the securitization entity and also include a settlement feature that allows the securitization entity to provide the par value of assets in the securitization entity for the amount of any losses incurred under the credit default swap.

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2013	2012
Interest rate swaps	$1	$1	Net investment gains (losses)
Interest rate swaps related to securitization entities	2	2	Net investment gains (losses)
Credit default swaps	4	41	Net investment gains (losses)
Credit default swaps related to securitization entities	8	31	Net investment gains (losses)
Equity index options	(16)	(35)	Net investment gains (losses)
Financial futures	(97)	(112)	Net investment gains (losses)
Equity return swaps	(10)	(25)	Net investment gains (losses)
Other foreign currency contracts	—	(17)	Net investment gains (losses)
Reinsurance embedded derivatives	—	(12)	Net investment gains (losses)
GMWB embedded derivatives	82	203	Net investment gains (losses)
Fixed index annuity embedded derivatives	(3)	(2)	Net investment gains (losses)

Total derivatives not designated as hedges	$(29)	$75

Derivative Counterparty Credit Risk

Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2013
				Gross amounts not offset in the balance sheet
(Amounts in millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral pledged/ received	Over collateralization	Net amount
Assets Derivatives (1)	$1,001	$—	$1,001	$(340)	$(615)	$9	$55
Liabilities Derivatives (2)	404	—	404	(340)	(79)	19	4

Net derivatives	$597	$—	$597	$—	$(536)	$(10)	$51

(1)	Included $64 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives.
(2)	Included $27 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities.

	December 31, 2012
				Gross amounts not offset in the balance sheet
(Amounts in millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral pledged/ received	Over collateralization	Net amount
Assets Derivatives (1)	$1,196	$—	$1,196	$(368)	$(840)	$84	$72
Liabilities Derivatives (2)	432	—	432	(368)	(61)	9	12

Net derivatives	$764	$—	$764	$—	$(779)	$75	$60

(1)	Included $47 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives.
(2)	Included $10 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of March 31, 2013 and December 31, 2012, we could have been allowed to claim or required to disburse up to the net amounts shown in the last column of the charts above. The charts above exclude embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Derivatives

We sell protection under single name credit default swaps and credit default swap index tranches in combination with purchasing securities to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for both indexed reference entities and single name reference entities follow the Credit Derivatives Physical Settlement Matrix published by the International Swaps and Derivatives Association. Under these terms, credit default triggers are defined as bankruptcy, failure to pay or restructuring, if applicable. Our maximum exposure to credit loss equals the notional value for credit default swaps. In the event of default for credit default swaps, we are typically required to pay the protection holder the full notional value less a recovery rate determined at auction.

In addition to the credit derivatives discussed above, we also have credit derivative instruments related to securitization entities that we consolidate. These derivatives represent a customized index of reference entities with specified attachment points for certain derivatives. The credit default triggers are similar to those described above. In the event of default, the securitization entity will provide the counterparty with the par value of assets held in the securitization entity for the amount of incurred loss on the credit default swap. The maximum exposure to loss for the securitization entity is the notional value of the derivatives. Certain losses on these credit default swaps would be absorbed by the third-party noteholders of the securitization entity and the remaining losses on the credit default swaps would be absorbed by our portion of the notes issued by the securitization entity.

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	March 31, 2013			December 31, 2012
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures in less than one year	$—	$—	$—	$5	$—	$—
AA
Matures in less than one year	—	—	—	6	—	—
Matures after one year through five years	5	—	—	—	—	—
Matures after five years through ten years	—	—	—	5	—	—
A
Matures in less than one year	10	—	—	37	—	—
Matures after five years through ten years	10	—	—	10	1	—
BBB
Matures in less than one year	6	—	—	68	—	—
Matures after one year through five years	14	—	—	—	—	—
Matures after five years through ten years	10	—	—	24	—	—

Total credit default swaps on single name reference entities	$55	$—	$—	$155	$1	$—

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	March 31, 2013			December 31, 2012
	Notional			Notional
(Amounts in millions)	value	Assets	Liabilities	value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures after one year through five years (1)	$100	$1	$—	$100	$—	$1
9% - 12% matures in less than one year (2)	50	—	—	50	—	—
9% - 12% matures after one year through five years (2)	250	2	—	250	2	—
10% - 15% matures after one year through five years (3)	250	4	—	250	4	—
15% - 30% matures after five years through ten years (4)	—	—	—	127	1	—

Total credit default swap index tranches	650	7	—	777	7	1

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (5)	12	—	4	12	—	5
Portion backing our interest maturing 2017 (6)	300	—	93	300	—	99

Total customized credit default swap index tranches related to securitization entities	312	—	97	312	—	104

Total credit default swaps on index tranches	$962	$7	$97	$1,089	$7	$105

(1)	The current attachment/detachment as of March 31, 2013 and December 31, 2012 was 7% – 15%.
(2)	The current attachment/detachment as of March 31, 2013 and December 31, 2012 was 9% – 12%.
(3)	The current attachment/detachment as of March 31, 2013 and December 31, 2012 was 10% – 15%.
(4)	The current attachment/detachment as of December 31, 2012 was 14.8% – 30.3%.
(5)	Original notional value was $39 million.
(6)	Original notional value was $300 million.

(6) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash and cash equivalents, investment securities, separate accounts, securities held as collateral and derivative instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

The basis on which we estimate fair value is as follows:

Commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates. Given the limited availability of data related to transactions for similar instruments, we typically classify these loans as Level 3.

Restricted commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates. Given the limited availability of data related to transactions for similar instruments, we typically classify these loans as Level 3.

Other invested assets. Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the related instrument. Primarily represents short-term investments and limited partnerships accounted for under the cost method. The fair value of short-term investments typically does not include significant unobservable inputs and approximate our amortized cost basis. As a result, short-term investments are classified as Level 2. Cost method limited partnerships typically include significant unobservable inputs as a result of being relatively illiquid with limited market activity for similar instruments and are classified as Level 3.

Long-term borrowings. We utilize available market data when determining fair value of long-term borrowings issued in the U.S. and Canada, which includes data on recent trades for the same or similar financial instruments. Accordingly, these instruments are classified as Level 2 measurements. In cases where market data is not available such as our Australian borrowings, we use broker quotes for which we consider the valuation methodology utilized by the third party, but the valuation typically includes significant unobservable inputs. Accordingly, we classify these borrowings where fair value is based on our consideration of broker quotes as Level 3 measurements.

Non-recourse funding obligations. We use an internal model to determine fair value using the current floating rate coupon and expected life/final maturity of the instrument discounted using the floating rate index and current market spread assumption, which is estimated based on recent transactions for these instruments or similar instruments as well as other market information or broker provided data. Given these instruments are private and very little market activity exists, our current market spread assumption is considered to have significant unobservable inputs in calculating fair value and, therefore, results in the fair value of these instruments being classified as Level 3.

Borrowings related to securitization entities. Based on market quotes or comparable market transactions. Some of these borrowings are publicly traded debt securities and are classified as Level 2. Certain borrowings are not publicly traded and are classified as Level 3.

Investment contracts. Based on expected future cash flows, discounted at current market rates for annuity contracts or institutional products. Given the significant unobservable inputs associated with policyholder behavior and current market rate assumptions used to discount the expected future cash flows, we classify these instruments as Level 3 except for certain funding agreement-backed notes that are traded in the marketplace as a security and are classified as Level 2.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2013
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$5,866	$6,399	$—	$—	$6,399
Restricted commercial mortgage loans		(1)	324	371	—	—	371
Other invested assets		(1)	419	431	—	307	124
Liabilities:
Long-term borrowings		(1)	4,766	5,246	—	5,095	151
Non-recourse funding obligations		(1)	2,062	1,468	—	—	1,468
Borrowings related to securitization entities		(1)	258	285	—	223	62
Investment contracts		(1)	17,815	18,926	—	906	18,020
Other firm commitments:
Commitments to fund limited partnerships	64		—	—	—	—	—
Ordinary course of business lending commitments	60		—	—	—	—	—

	December 31, 2012
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$5,872	$6,378	$—	$—	$6,378
Restricted commercial mortgage loans		(1)	341	389	—	—	389
Other invested assets		(1)	380	389	—	265	124
Liabilities:
Long-term borrowings		(1)	4,776	4,950	—	4,800	150
Non-recourse funding obligations		(1)	2,066	1,462	—	—	1,462
Borrowings related to securitization entities		(1)	274	303	—	238	65
Investment contracts		(1)	18,280	19,526	—	1,009	18,517
Other firm commitments:
Commitments to fund limited partnerships	64		—	—	—	—	—
Ordinary course of business lending commitments	44		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

Recurring Fair Value Measurements

We have fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed maturity, equity and trading securities

The valuations of fixed maturity, equity and trading securities are determined using a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information.

We utilize certain third-party data providers when determining fair value. We consider information obtained from third-party pricing services (“pricing services”) as well as third-party broker provided prices, or broker quotes, in our determination of fair value. Additionally, we utilize internal models to determine the valuation of securities using an income approach where the inputs are based on third-party provided market inputs. While we consider the valuations provided by pricing services and broker quotes, management determines the fair value of our investment securities after considering all relevant and available information. We also use various methods to obtain an understanding of the valuation methodologies and procedures used by third-party data providers to ensure sufficient understanding to evaluate the valuation data received, including an understanding of the assumptions and inputs utilized to determine the appropriate fair value. For pricing services, we analyze the prices provided by our primary pricing services to other readily available pricing services and perform a detailed review of the assumptions and inputs from each pricing service to determine the appropriate fair value when pricing differences exceed certain thresholds. We also evaluate changes in fair value that are greater than 10% each month to further aid in our review of the accuracy of fair value measurements and our understanding of changes in fair value, with more detailed reviews performed by the asset managers responsible for the related asset class associated with the security being reviewed.

In general, we first obtain valuations from pricing services. If a price is not supplied by a pricing service, we will typically seek a broker quote. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for identical securities are not readily observable and these securities are not typically valued by pricing services. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quotes valuation is available, we determine fair value using internal models.

For pricing services, we obtain an understanding of the pricing methodologies and procedures for each type of instrument. In general, a pricing service does not provide a price for a security if sufficient information is not readily available to determine fair value or if such security is not in the specific sector or class covered by a particular pricing service. Given our understanding of the pricing methodologies and procedures of pricing services, the securities valued by pricing services are typically classified as Level 2 unless we determine the valuation process for a security or group of securities utilizes significant unobservable inputs, which would result in the valuation being classified as Level 3.

For private fixed maturity securities, we utilize an internal model to determine fair value and utilize public bond spreads by sector, rating and maturity to develop the market rate that would be utilized for a similar public bond. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. In certain instances, we utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. We assign each security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized and whether external ratings are available for our private placement to determine

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

whether the spreads utilized would be considered observable inputs. During the second quarter of 2012, we began classifying private securities without an external rating as Level 3. In general, increases (decreases) in credit spreads will decrease (increase) the fair value for our fixed maturity securities. To determine the significance of unobservable inputs, we calculate the impact on the valuation from the unobservable input and will classify a security as Level 3 when the impact on the valuation exceeds 10%.

For broker quotes, we consider the valuation methodology utilized by the third party, but the valuation typically includes significant unobservable inputs. Accordingly, we classify the securities where fair value is based on our consideration of broker quotes as Level 3 measurements.

For remaining securities priced using internal models, we maximize the use of observable inputs but typically utilize significant unobservable inputs to determine fair value. Accordingly, the valuations are typically classified as Level 3.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of the dates indicated:

	March 31, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$5,376	$—	$5,376	$—
Internal models	5	—	—	5

Total U.S. government, agencies and government-sponsored enterprises	5,381	—	5,376	5

Tax-exempt:
Pricing services	270	—	270	—

Total tax-exempt	270	—	270	—

Government—non-U.S.:
Pricing services	2,337	—	2,337	—
Internal models	8	—	—	8

Total government—non-U.S.	2,345	—	2,337	8

U.S. corporate:
Pricing services	22,984	—	22,984	—
Broker quotes	176	—	—	176
Internal models	2,776	—	308	2,468

Total U.S. corporate	25,936	—	23,292	2,644

Corporate—non-U.S.:
Pricing services	13,341	—	13,341	—
Broker quotes	155	—	—	155
Internal models	2,044	—	229	1,815

Total corporate—non-U.S.	15,540	—	13,570	1,970

Residential mortgage-backed:
Pricing services	5,812	—	5,812	—
Broker quotes	73	—	—	73
Internal models	57	—	—	57

Total residential mortgage-backed	5,942	—	5,812	130

Commercial mortgage-backed:
Pricing services	3,030	—	3,030	—
Broker quotes	9	—	—	9
Internal models	17	—	—	17

Total commercial mortgage-backed	3,056	—	3,030	26

Other asset-backed:
Pricing services	1,659	—	1,659	—
Broker quotes	917	—	—	917
Internal models	36	—	2	34

Total other asset-backed	2,612	—	1,661	951

Total fixed maturity securities	$61,082	$—	$55,348	$5,734

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$5,482	$—	$5,482	$—
Internal models	9	—	—	9

Total U.S. government, agencies and government-sponsored enterprises	5,491	—	5,482	9

Tax-exempt:
Pricing services	294	—	294	—

Total tax-exempt	294	—	294	—

Government—non-U.S.:
Pricing services	2,413	—	2,413	—
Internal models	9	—	—	9

Total government—non-U.S.	2,422	—	2,413	9

U.S. corporate:
Pricing services	23,113	—	23,113	—
Broker quotes	121	—	—	121
Internal models	2,871	—	309	2,562

Total U.S. corporate	26,105	—	23,422	2,683

Corporate—non-U.S.:
Pricing services	13,635	—	13,635	—
Broker quotes	75	—	—	75
Internal models	2,082	—	174	1,908

Total corporate—non-U.S.	15,792	—	13,809	1,983

Residential mortgage-backed:
Pricing services	5,924	—	5,924	—
Broker quotes	98	—	—	98
Internal models	59	—	—	59

Total residential mortgage-backed	6,081	—	5,924	157

Commercial mortgage-backed:
Pricing services	3,298	—	3,298	—
Broker quotes	18	—	—	18
Internal models	17	—	—	17

Total commercial mortgage-backed	3,333	—	3,298	35

Other asset-backed:
Pricing services	1,776	—	1,776	—
Broker quotes	829	—	—	829
Internal models	38	—	3	35

Total other asset-backed	2,643	—	1,779	864

Total fixed maturity securities	$62,161	$—	$56,421	$5,740

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of equity securities as of the dates indicated:

	March 31, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$398	$395	$3	$—
Broker quotes	3	—	—	3
Internal models	89	—	—	89

Total equity securities	$490	$395	$3	$92

	December 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$419	$417	$2	$—
Broker quotes	3	—	—	3
Internal models	96	—	—	96

Total equity securities	$518	$417	$2	$99

The following tables summarize the primary sources of data considered when determining fair value of trading securities as of the dates indicated:

	March 31, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$401	$—	$401	$—
Broker quotes	67	—	—	67

Total trading securities	$468	$—	$401	$67

	December 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$480	$—	$480	$—
Broker quotes	76	—	—	76

Total trading securities	$556	$—	$480	$76

Restricted other invested assets related to securitization entities

We have trading securities related to securitization entities that are classified as restricted other invested assets and are carried at fair value. The trading securities represent asset-backed securities. The valuation for trading securities is determined using a market approach and/or an income approach depending on the availability of information. For certain highly rated asset-backed securities, there is observable market information for transactions of the same or similar instruments, which is provided to us by a third-party pricing service and is classified as Level 2. For certain securities that are not actively traded, we determine fair value after considering third-party broker provided prices or discounted expected cash flows using current yields for similar securities and classify these valuations as Level 3.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securities lending and derivative counterparty collateral

The fair value of securities held as collateral is primarily based on Level 2 inputs from market information for the collateral that is held on our behalf by the custodian. We determine fair value after considering prices obtained by third-party pricing services.

Contingent consideration

We have certain contingent purchase price payments and receivables related to acquisitions and sales that are recorded at fair value each period. Fair value is determined using an income approach whereby we project the expected performance of the business and compare our projections of the relevant performance metric to the thresholds established in the purchase or sale agreement to determine our expected payments or receipts. We then discount these expected amounts to calculate the fair value as of the valuation date. We evaluate the underlying projections used in determining fair value each period and update these underlying projections when there have been significant changes in our expectations of the future business performance. The inputs used to determine the discount rate and expected payments or receipts are primarily based on significant unobservable inputs and result in the fair value of the contingent consideration being classified as Level 3. An increase in the discount rate or a decrease in expected payments or receipts will result in a decrease in the fair value of contingent consideration.

Separate account assets

The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.

Derivatives

We consider counterparty collateral arrangements and rights of set-off when evaluating our net credit risk exposure to our derivative counterparties. Accordingly, we are permitted to include consideration of these arrangements when determining whether any incremental adjustment should be made for both the counterparty’s and our non-performance risk in measuring fair value for our derivative instruments. As a result of these counterparty arrangements, we determined that any adjustment for credit risk would not be material and we do not record any incremental adjustment for our non-performance risk or the non-performance risk of the derivative counterparty for our derivative assets or liabilities. We determine fair value for our derivatives using an income approach with internal models based on relevant market inputs for each derivative instrument. We also compare the fair value determined using our internal model to the valuations provided by our derivative counterparties with any significant differences or changes in valuation being evaluated further by our derivatives professionals that are familiar with the instrument and market inputs used in the valuation.

Interest rate swaps. The valuation of interest rate swaps is determined using an income approach. The primary input into the valuation represents the forward interest rate swap curve, which is generally considered an observable input, and results in the derivative being classified as Level 2. For certain interest rate swaps, the inputs into the valuation also include the total returns of certain bonds that would primarily be considered an observable input and result in the derivative being classified as Level 2. For certain other swaps, there are features that provide an option to the counterparty to terminate the swap at specified dates. The interest rate volatility input used to value these options would be considered a significant unobservable input and results in the fair value measurement of the derivative being classified as Level 3. These options to terminate the swap by the counterparty are based on forward interest rate swap curves and volatility. As interest rate volatility increases, our valuation of the derivative changes unfavorably.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest rate swaps related to securitization entities. The valuation of interest rate swaps related to securitization entities is determined using an income approach. The primary input into the valuation represents the forward interest rate swap curve, which is generally considered an observable input, and results in the derivative being classified as Level 2.

Inflation indexed swaps. The valuation of inflation indexed swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, the current consumer price index and the forward consumer price index curve, which are generally considered observable inputs, and results in the derivative being classified as Level 2.

Foreign currency swaps. The valuation of foreign currency swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve and foreign currency exchange rates, both of which are considered an observable input, and results in the derivative being classified as Level 2.

Credit default swaps. We have both single name credit default swaps and index tranche credit default swaps. For single name credit default swaps, we utilize an income approach to determine fair value based on using current market information for the credit spreads of the reference entity, which is considered observable inputs based on the reference entities of our derivatives and results in these derivatives being classified as Level 2. For index tranche credit default swaps, we utilize an income approach that utilizes current market information related to credit spreads and expected defaults and losses associated with the reference entities that comprise the respective index associated with each derivative. There are significant unobservable inputs associated with the timing and amount of losses from the reference entities as well as the timing or amount of losses, if any, that will be absorbed by our tranche. Accordingly, the index tranche credit default swaps are classified as Level 3. As credit spreads widen for the underlying issuers comprising the index, the change in our valuation of these credit default swaps will be unfavorable.

Credit default swaps related to securitization entities. Credit default swaps related to securitization entities represent customized index tranche credit default swaps and are valued using a similar methodology as described above for index tranche credit default swaps. We determine fair value of these credit default swaps after considering both the valuation methodology described above as well as the valuation provided by the derivative counterparty. In addition to the valuation methodology and inputs described for index tranche credit default swaps, these customized credit default swaps contain a feature that permits the securitization entity to provide the par value of underlying assets in the securitization entity to settle any losses under the credit default swap. The valuation of this settlement feature is dependent upon the valuation of the underlying assets and the timing and amount of any expected loss on the credit default swap, which is considered a significant unobservable input. Accordingly, these customized index tranche credit default swaps related to securitization entities are classified as Level 3. As credit spreads widen for the underlying issuers comprising the customized index, the change in our valuation of these credit default swaps will be unfavorable.

Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rate volatility and time value component associated with the optionality in the derivative, which are considered significant unobservable inputs in most instances. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As equity index volatility increases, our valuation of these options changes favorably.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial futures. The fair value of financial futures is based on the closing exchange prices. Accordingly, these financial futures are classified as Level 1. The period end valuation is zero as a result of settling the margins on these contracts on a daily basis.

Equity return swaps. The valuation of equity return swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve and underlying equity index values, which are generally considered observable inputs, and results in the derivative being classified as Level 2.

Forward bond purchase commitments. The valuation of forward bond purchase commitments is determined using an income approach. The primary input into the valuation represents the current bond prices and interest rates, which are generally considered an observable input, and results in the derivative being classified as Level 2.

Other foreign currency contracts. We have certain foreign currency options classified as other foreign currency contracts. The valuation of foreign currency options is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, foreign currency exchange rates, forward interest rate, foreign currency exchange rate volatility, foreign equity index volatility and time value component associated with the optionality in the derivative. As a result of the significant unobservable inputs associated with the forward interest rate, foreign currency exchange rate volatility and foreign equity index volatility inputs, the derivative is classified as Level 3. As foreign currency exchange rate volatility and foreign equity index volatility increases, the change in our valuation of these options will be favorable. We also have foreign currency forward contracts where the valuation is determined using an income approach. The primary inputs into the valuation represent the forward foreign currency exchange rates, which are generally considered observable inputs and results in the derivative being classified as Level 2.

GMWB embedded derivatives

We are required to bifurcate an embedded derivative for certain features associated with annuity products and related reinsurance agreements where we provide a GMWB to the policyholder and are required to record the GMWB embedded derivative at fair value. The valuation of our GMWB embedded derivative is based on an income approach that incorporates inputs such as forward interest rates, equity index volatility, equity index and fund correlation, and policyholder assumptions such as utilization, lapse and mortality. In addition to these inputs, we also consider risk and expense margins when determining the projected cash flows that would be determined by another market participant. While the risk and expense margins are considered in determining fair value, these inputs do not have a significant impact on the valuation. We determine fair value using an internal model based on the various inputs noted above. The resulting fair value measurement from the model is reviewed by the product actuarial, risk and finance professionals each reporting period with changes in fair value also being compared to changes in derivatives and other instruments used to mitigate changes in fair value from certain market risks, such as equity index volatility and interest rates.

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of March 31, 2013 and December 31, 2012, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $77 million and $89 million, respectively.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To determine the appropriate discount rate to reflect the non-performance risk of the GMWB liabilities, we evaluate the non-performance risk in our liabilities based on a hypothetical exit market transaction as there is no exit market for these types of liabilities. A hypothetical exit market can be viewed as a hypothetical transfer of the liability to another similarly rated insurance company which would closely resemble a reinsurance transaction. Another hypothetical exit market transaction can be viewed as a hypothetical transaction from the perspective of the GMWB policyholder. In determining the appropriate discount rate to incorporate non-performance risk of the GMWB liabilities, we also considered the impacts of state guarantees embedded in the related insurance product as a form of inseparable third-party guarantee. We believe that a hypothetical exit market participant would use a similar discount rate as described above to value the liabilities.

For equity index volatility, we determine the projected equity market volatility using both historical volatility and projected equity market volatility with more significance being placed on projected near-term volatility and recent historical data. Given the different attributes and market characteristics of GMWB liabilities compared to equity index options in the derivative market, the equity index volatility assumption for GMWB liabilities may be different from the volatility assumption for equity index options, especially for the longer dated points on the curve.

Equity index and fund correlations are determined based on historical price observations for the fund and equity index.

For policyholder assumptions, we use our expected lapse, mortality and utilization assumptions and update these assumptions for our actual experience, as necessary. For our lapse assumption, we adjust our base lapse assumption by policy based on a combination of the policyholder’s current account value and GMWB benefit.

We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value.

We evaluate the inputs and methodologies used to determine fair value based on how we expect a market participant would determine exit value. As stated above, there is no exit market or market participants for the GMWB embedded derivatives. Accordingly, we evaluate our inputs and resulting fair value based on a hypothetical exit market and hypothetical market participants. A hypothetical exit market could be viewed as a transaction that would closely resemble reinsurance. While reinsurance transactions for this type of product are not an observable input, we consider this type of hypothetical exit market, as appropriate, when evaluating our inputs and determining that our inputs are consistent with that of a hypothetical market participant.

Fixed index annuity embedded derivatives

We offer fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease.

Borrowings related to securitization entities

We record certain borrowings related to securitization entities at fair value. The fair value of these borrowings is determined using either a market approach or income approach, depending on the instrument and availability of market information. Given the unique characteristics of the securitization entities that issued these borrowings as well as the lack of comparable instruments, we determine fair value considering the valuation of the underlying assets held by the securitization entities and any derivatives, as well as any unique characteristics of the borrowings that may impact the valuation. After considering all relevant inputs, we determine fair value of the borrowings using the net valuation of the underlying assets and derivatives that are backing the borrowings. Accordingly, these instruments are classified as Level 3. Increases in the valuation of the underlying assets or decreases in the derivative liabilities will result in an increase in the fair value of these borrowings.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,381	$—	$5,376	$5
Tax-exempt	270	—	270	—
Government—non-U.S.	2,345	—	2,337	8
U.S. corporate	25,936	—	23,292	2,644
Corporate—non-U.S.	15,540	—	13,570	1,970
Residential mortgage-backed	5,942	—	5,812	130
Commercial mortgage-backed	3,056	—	3,030	26
Other asset-backed	2,612	—	1,661	951

Total fixed maturity securities	61,082	—	55,348	5,734

Equity securities	490	395	3	92

Other invested assets:
Trading securities	468	—	401	67
Derivative assets:
Interest rate swaps	864	—	863	1
Foreign currency swaps	9	—	9	—
Credit default swaps	7	—	—	7
Equity index options	17	—	—	17
Equity return swaps	1	—	1	—
Forward bond purchase commitments	39	—	39	—

Total derivative assets	937	—	912	25

Securities lending collateral	183	—	183	—
Derivatives counterparty collateral	209	—	209	—

Total other invested assets	1,797	—	1,705	92

Restricted other invested assets related to securitization entities	399	—	200	199
Other assets (1)	10	—	—	10
Reinsurance recoverable (2)	6	—	—	6
Separate account assets	10,140	10,140	—	—

Total assets	$73,924	$10,535	$57,256	$6,133

Liabilities
Policyholder account balances:
GMWB embedded derivatives (3)	$272	$—	$—	$272
Fixed index annuity embedded derivatives	34	—	—	34

Total policyholder account balances	306	—	—	306

Derivative liabilities:
Interest rate swaps	272	—	272	—
Interest rate swaps related to securitization entities	23	—	23	—
Inflation indexed swaps	95	—	95	—
Foreign currency swaps	8	—	8	—
Credit default swaps	1	—	1	—
Credit default swaps related to securitization entities	97	—	—	97
Equity index options	1	—	—	1

Total derivative liabilities	497	—	399	98

Borrowings related to securitization entities	71	—	—	71

Total liabilities	$874	$—	$399	$475

(1)	Represents contingent receivables associated with recent business dispositions.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,491	$—	$5,482	$9
Tax-exempt	294	—	294	—
Government—non-U.S.	2,422	—	2,413	9
U.S. corporate	26,105	—	23,422	2,683
Corporate—non-U.S.	15,792	—	13,809	1,983
Residential mortgage-backed	6,081	—	5,924	157
Commercial mortgage-backed	3,333	—	3,298	35
Other asset-backed	2,643	—	1,779	864

Total fixed maturity securities	62,161	—	56,421	5,740

Equity securities	518	417	2	99

Other invested assets:
Trading securities	556	—	480	76
Derivative assets:
Interest rate swaps	1,029	—	1,027	2
Foreign currency swaps	34	—	34	—
Credit default swaps	8	—	1	7
Equity index options	25	—	—	25
Forward bond purchase commitments	53	—	53	—

Total derivative assets	1,149	—	1,115	34

Securities lending collateral	187	—	187	—
Derivatives counterparty collateral	261	—	261	—

Total other invested assets	2,153	—	2,043	110

Restricted other invested assets related to securitization entities	393	—	199	194
Other assets (1)	9	—	—	9
Reinsurance recoverable (2)	10	—	—	10
Separate account assets	9,937	9,937	—	—

Total assets	$75,181	$10,354	$58,665	$6,162

Liabilities
Policyholder account balances:
GMWB embedded derivatives (3)	$350	$—	$—	$350
Fixed index annuity embedded derivatives	27	—	—	27

Total policyholder account balances	377	—	—	377

Derivative liabilities:
Interest rate swaps	307	—	307	—
Interest rate swaps related to securitization entities	27	—	27	—
Inflation indexed swaps	105	—	105	—
Foreign currency swaps	1	—	1	—
Credit default swaps	1	—	—	1
Credit default swaps related to securitization entities	104	—	—	104
Equity return swaps	8	—	8	—

Total derivative liabilities	553	—	448	105

Borrowings related to securitization entities	62	—	—	62

Total liabilities	$992	$—	$448	$544

(1)	Represents contingent receivables associated with recent business dispositions.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers between levels at the beginning fair value for the reporting period in which the changes occur. Given the types of assets classified as Level 1, which primarily represents mutual fund investments, we typically do not have any transfers between Level 1 and Level 2 measurement categories and did not have any such transfers during any period presented.

Our assessment of whether or not there were significant unobservable inputs related to fixed maturity securities was based on our observations obtained through the course of managing our investment portfolio, including interaction with other market participants, observations related to the availability and consistency of pricing and/or rating, and understanding of general market activity such as new issuance and the level of secondary market trading for a class of securities. Additionally, we considered data obtained from third-party pricing sources to determine whether our estimated values incorporate significant unobservable inputs that would result in the valuation being classified as Level 3.

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2013	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2013	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$9	$—	$—	$—	$—	$—	$(4)	$—	$—	$5	$—
Government—non-U.S.	9	—	—	—	—	—	(1)	—	—	8	—
U.S. corporate (1)	2,683	2	18	56	(97)	—	(51)	62	(29)	2,644	(1)
Corporate—non-U.S. (1)	1,983	1	9	53	—	—	(23)	—	(53)	1,970	1
Residential mortgage-backed	157	(1)	1	—	—	—	(11)	—	(16)	130	(1)
Commercial mortgage-backed	35	(2)	(2)	—	—	—	(10)	5	—	26	(2)
Other asset-backed	864	(1)	11	65	(44)	—	(30)	86	—	951	—

Total fixed maturity securities	5,740	(1)	37	174	(141)	—	(130)	153	(98)	5,734	(3)

Equity securities	99	—	—	—	(7)	—	—	—	—	92	—

Other invested assets:
Trading securities	76	3	—	—	(11)	—	(1)	—	—	67	2
Derivative assets:
Interest rate swaps	2	—	—	—	—	—	(1)	—	—	1	—
Credit default swaps	7	3	—	—	—	—	(3)	—	—	7	2
Equity index options	25	(15)	—	7	—	—	—	—	—	17	(15)

Total derivative assets	34	(12)	—	7	—	—	(4)	—	—	25	(13)

Total other invested assets	110	(9)	—	7	(11)	—	(5)	—	—	92	(11)

Restricted other invested assets related to securitization entities	194	5	—	—	—	—	—	—	—	199	5
Other assets (2)	9	1	—	—	—	—	—	—	—	10	1
Reinsurance recoverable (3)	10	(5)	—	—	—	1	—	—	—	6	(5)

Total Level 3 assets	$6,162	$(9)	$37	$181	$(159)	$1	$(135)	$153	$(98)	$6,133	$(13)

(1)

The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out.

(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2012	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2012	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$13	$—	$—	$—	$—	$—	$—	$—	$(12)	$1	$—
Government—non-U.S.	10	—	—	—	—	—	(1)	—	—	9	—
U.S. corporate (1)	2,511	1	11	30	(18)	—	(10)	149	(244)	2,430	4
Corporate—non-U.S. (1)	1,284	2	13	59	—	—	(28)	353	(74)	1,609	1
Residential mortgage-backed	95	—	3	—	—	—	(5)	2	—	95	—
Commercial mortgage-backed	39	—	2	—	—	—	(1)	—	—	40	—
Other asset-backed	271	—	7	70	(20)	—	(13)	104	—	419	—

Total fixed maturity securities	4,223	3	36	159	(38)	—	(58)	608	(330)	4,603	5

Equity securities	98	1	(2)	—	(2)	—	—	—	—	95	—

Other invested assets:
Trading securities	264	5	—	24	—	—	(7)	—	—	286	5
Derivative assets:
Interest rate swaps	5	—	—	—	—	—	(1)	—	—	4	—
Credit default swaps	—	4	—	—	—	—	(1)	—	—	3	4
Equity index options	39	(35)	—	14	—	—	—	—	—	18	(31)
Other foreign currency contracts	9	(10)	—	3	—	—	—	—	—	2	(10)

Total derivative assets	53	(41)	—	17	—	—	(2)	—	—	27	(37)

Total other invested assets	317	(36)	—	41	—	—	(9)	—	—	313	(32)

Restricted other invested assets related to securitization entities	176	5	—	—	—	—	—	—	—	181	5
Reinsurance recoverable (2)	16	(11)	—	—	—	1	—	—	—	6	(11)

Total Level 3 assets	$4,830	$(38)	$34	$200	$(40)	$1	$(67)	$608	$(330)	$5,198	$(33)

(1)

The transfers into and out of Level 3 were primarily related to private fixed rate U.S. and non-U.S. corporate securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2013	2012
Total realized and unrealized gains (losses) included in net income:
Net investment income	$9	$16
Net investment gains (losses)	(18)	(54)

Total	$(9)	$(38)

Net gains (losses) included in net income attributable to assets still held:
Net investment income	$7	$15
Net investment gains (losses)	(20)	(48)

Total	$(13)	$(33)

The amount presented for unrealized gains (losses) included in net income for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2013	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2013	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$350	$(87)	$—	$—	$—	$9	$—	$—	$—	$272	$(83)
Fixed index annuity embedded derivatives	27	3	—	—	—	4	—	—	—	34	3

Total policyholder account balances	377	(84)	—	—	—	13	—	—	—	306	(80)

Derivative liabilities:
Credit default swaps	1	(1)	—	—	—	—	—	—	—	—	(1)
Credit default swaps related to securitization entities	104	(8)	—	1	—	—	—	—	—	97	(8)
Equity index options	—	1	—	—	—	—	—	—	—	1	1

Total derivative liabilities	105	(8)	—	1	—	—	—	—	—	98	(8)

Borrowings related to securitization entities	62	9	—	—	—	—	—	—	—	71	9

Total Level 3 liabilities	$544	$(83)	$—	$1	$—	$13	$—	$—	$—	$475	$(79)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2012	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$492	$(214)	$—	$—	$—	$9	$—	$—	$—	$287	$(210)
Fixed index annuity embedded derivatives	4	2	—	—	—	—	—	—	—	6	2

Total policyholder account balances	496	(212)	—	—	—	9	—	—	—	293	(208)

Derivative liabilities:
Credit default swaps	57	(36)	—	2	—	—	—	—	—	23	(36)
Credit default swaps related to securitization entities	177	(31)	—	1	—	—	—	—	—	147	(31)

Total derivative liabilities	234	(67)	—	3	—	—	—	—	—	170	(67)

Borrowings related to securitization entities	48	7	—	—	—	—	—	—	—	55	7

Total Level 3 liabilities	$778	$(272)	$—	$3	$—	$9	$—	$—	$—	$518	$(268)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2013	2012
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—
Net investment (gains) losses	(83)	(272)

Total	$(83)	$(272)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	(79)	(268)

Total	$(79)	$(268)

Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily consists of purchases, sales and settlements of fixed maturity, equity and trading securities and purchases, issuances and settlements of derivative instruments.

Issuances and settlements presented for policyholder account balances represent the issuances and settlements of embedded derivatives associated with our GMWB liabilities where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to equal the expected future benefit costs upon issuance and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net (income)” in the tables presented above.

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2013:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range (weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Matrix pricing	$2,468	Credit spreads	60bps - 800bps (200bps)
Corporate—non-U.S.	Matrix pricing	1,815	Credit spreads	87bps - 358bps (181bps)
Derivative assets:
Interest rate swaps	Discounted cash flows	1	Interest rate volatility	21% - 25% (23%)
Credit default swaps (1)	Discounted cash flows	7	Credit spreads	14bps - 159bps (70bps)
Equity index options	Discounted cash flows	17	Equity index volatility	22% - 43% (29%)
Other assets (2)	Discounted cash flows	10	Discount rate	Not applicable
Liabilities
Policyholder account balances:			Withdrawal utilization rate Lapse rate Non-performance risk	—%-98% —%-25%
GMWB embedded derivatives (3)	Stochastic cash flow model	272	(credit spreads) Equity index volatility	50bps - 90bps (80bps) 15% - 25% (22%)
Fixed index annuity embedded derivatives	Option budget method	34	Expected future interest credited	1% - 4% (1%)
Derivative liabilities:
Equity index options	Discounted cash flows	1	Equity index volatility	22%

(1)	Unobservable input valuation based on the current market credit default swap premium.
(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(7) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products,

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 (“RESPA”) or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

As previously disclosed, in January 2012, we, along with other mortgage insurance companies, received an information request from the Consumer Financial Protection Bureau (“CFPB”) requesting information from our U.S. mortgage insurance subsidiaries with respect to reinsurance arrangements, including captive reinsurance transactions, as part of the CFPB’s review of such arrangements in the mortgage insurance industry. The CFPB further sent to our subsidiary and other mortgage insurance companies a Civil Investigative Demand, dated June 20, 2012 (the “CFPB Demand”), seeking production of specified documents and responses to questions set forth in the CFPB Demand. In April 2013, the U.S. mortgage insurance subsidiaries and other mortgage insurance companies agreed to settle with the CFPB to end the agency’s review. As part of the settlement, the subsidiaries will refrain from certain reinsurance arrangements for a period of 10 years and such subsidiaries will pay approximately $4 million.

As previously disclosed, beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. The Barlee case was dismissed by the Court with prejudice as to our subsidiary and certain other defendants on February 27, 2013. In the Riddle case, the defendants’ motion to dismiss was denied, but the Court limited discovery at this stage to issues surrounding the statute of limitations. We intend to vigorously defend the remaining actions.

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. In light of the inherent uncertainties involved in these matters, no amounts have been accrued. We also are not able to provide an estimate or range of possible losses related to these matters.

(b) Commitments

As of March 31, 2013, we were committed to fund $64 million in limited partnership investments and $60 million in U.S. commercial mortgage loan investments.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Segment Information

We currently operate through three divisions: U.S. Life Insurance, Global Mortgage Insurance and Corporate and Other. Under these divisions, there are five operating business segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The Corporate and Other Division includes the International Protection and Runoff segments and Corporate and Other activities. Our operating business segments are as follows: (1) U.S. Life Insurance, which includes our life insurance, long-term care insurance and fixed annuities businesses; (2) International Mortgage Insurance, which includes mortgage insurance-related products and services; (3) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services; (4) International Protection Insurance, which includes our lifestyle protection insurance business; and (5) Runoff, which includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, FABNs and GICs.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments.

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments and gains (losses) on the sale of businesses are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual items excluded from net operating income during the periods presented.

While some of these items may be significant components of net income available to Genworth’s common stockholders in accordance with U.S. GAAP, we believe that net operating income, and measures that are derived from or incorporate net operating income, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses net operating income as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from net operating income have occurred in the past and could, and in some cases will, recur in the future. Net operating income is not a substitute for net income available to Genworth’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income may differ from the definitions used by other companies.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2013	2012
Revenues:
U.S. Life Insurance segment:
Life insurance	$494	$373
Long-term care insurance	775	775
Fixed annuities	252	294

U.S. Life Insurance segment’s revenues	1,521	1,442

International Mortgage Insurance segment:
Canada	192	198
Australia	143	133
Other Countries	10	15

International Mortgage Insurance segment’s revenues	345	346

U.S. Mortgage Insurance segment’s revenues	154	188

International Protection segment’s revenues	205	218

Runoff segment’s revenues	43	133

Corporate and Other’s revenues	35	(12)

Total revenues	$2,303	$2,315

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) for our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2013	2012
U.S. Life Insurance segment:
Life insurance	$36	$6
Long-term care insurance	20	35
Fixed annuities	29	23

U.S. Life Insurance segment’s net operating income	85	64

International Mortgage Insurance segment:
Canada	42	37
Australia	46	(21)
Other Countries	(7)	(9)

International Mortgage Insurance segment’s net operating income	81	7

U.S. Mortgage Insurance segment’s net operating income (loss)	21	(44)

International Protection segment’s net operating income	6	5

Runoff segment’s net operating income	16	35

Corporate and Other’s net operating loss	(58)	(50)

Net operating income	151	17
Net investment gains (losses), net of taxes and other adjustments	(28)	17
Income (loss) from discontinued operations, net of taxes	(20)	12

Net income available to Genworth’s common stockholders	103	46
Add: net income attributable to noncontrolling interests	38	33

Net income	$141	$79

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	March 31, 2013	December 31, 2012
Assets:
U.S. Life Insurance	$78,718	$79,214
International Mortgage Insurance	9,934	10,063
U.S. Mortgage Insurance	2,201	2,357
International Protection	2,049	2,145
Runoff	15,435	15,308
Corporate and Other	3,299	3,786

Segment assets from continuing operations	111,636	112,873
Assets associated with discontinued operations	439	439

Total assets	$112,075	$113,312

(9) Changes in Other Comprehensive Income (Loss)

The following tables show the changes in OCI, net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments (3)	Total
Balances as of January 1, 2013	$2,638	$1,909	$655	$5,202
OCI before reclassifications	(216)	(102)	(104)	(422)
Amounts reclassified from OCI	25	(8)	—	17

Current period OCI	(191)	(110)	(104)	(405)

Balance as of March 31, 2013 before noncontrolling interests	2,447	1,799	551	4,797

Less: change in OCI attributable to noncontrolling interests	4	—	(31)	(27)

Balances as of March 31, 2013	$2,443	$1,799	$582	$4,824

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.
(3)

Balance included $26 million, net of $13 million of taxes, related to a net unrecognized postretirement benefit obligation as of March 31, 2013. Amount also included $52 million of taxes related to foreign currency translation adjustments as of March 31, 2013.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments (3)	Total
Balances as of January 1, 2012	$1,485	$2,009	$553	$4,047
OCI before reclassifications	(164)	(322)	116	(370)
Amounts reclassified from OCI	—	(7)	—	(7)

Current period OCI	(164)	(329)	116	(377)

Balance as of March 31, 2012 before noncontrolling interests	1,321	1,680	669	3,670

Less: change in OCI attributable to noncontrolling interests	(6)	—	20	14

Balances as of March 31, 2012	$1,327	$1,680	$649	$3,656

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.
(3)

Balance included $20 million, net of $11 million of taxes, related to a net unrecognized postretirement benefit obligation as of March 31, 2012. Amount also included $48 million of taxes related to foreign currency translation adjustments as of March 31, 2012.

The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income		Affected line item in the consolidated statements of income
	Three months ended March 31,
(Amounts in millions)	2013	2012
Net unrealized investment gains (losses):
Unrealized gains (losses) on investments (1)	$38	$—	Net investment gains (losses)
Provision for income taxes	(13)	—	Provision for income taxes

Total	$25	$—

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(9)	$(9)	Net investment income
Interest rate swaps hedging assets	—	(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(1)	—	Interest expense
Inflation indexed swaps	(3)	—	Net investment income
Provision for income taxes	5	3	Provision for income taxes

Total	$(8)	$(7)

(1)	Amounts exclude adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves.

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Discontinued Operations

On March 27, 2013, we announced that we had agreed to sell our wealth management business to AqGen Liberty Acquisition, Inc., a subsidiary of AqGen Liberty Holdings LLC, a partnership of Aquiline Capital Partners and Genstar Capital, for approximately $412 million. As a result, this business has been accounted for as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. The sale is expected to close in the second half of 2013, subject to customary closing conditions, including requisite regulatory approvals. Our wealth management business, previously a separate segment, is separately presented and all prior periods reflected herein have been re-presented on this basis.

The assets and liabilities associated with discontinued operations prior to the sale have been segregated in our consolidated balance sheets. The major assets and liability categories were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2013	December 31, 2012
Assets
Other invested assets	$10	$10
Cash and cash equivalents	22	21
Intangible assets	116	115
Goodwill	247	260
Other assets	44	33

Assets associated with discontinued operations	$439	$439

Liabilities
Other liabilities	$70	$48
Deferred tax liability	16	13

Liabilities associated with discontinued operations	$86	$61

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2013	2012
Revenues	$78	$111

Income (loss) before income taxes	$(19)	$20
Provision for income taxes	1	8

Income (loss) from discontinued operations, net of taxes	$(20)	$12

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2013, in connection with the agreement to sell the wealth management business, we recognized a goodwill impairment of $13 million as a result of the carrying value for the business exceeding fair value. Additionally, we agreed to settle our contingent consideration liability related to our purchase of Altegris Capital, LLC in 2010 for approximately $40 million, which resulted in a loss of approximately $5 million from the change in fair value of this liability. In accordance with the accounting guidance for groups of assets that are held-for-sale, we recorded an additional loss of approximately $9 million to record the carrying value of the business at its fair value less costs to sell. We expect to recognize an additional after-tax loss on the sale of up to $10 million at closing, which is based on estimated carrying value and working capital at close, as well as expected expenses associated with the sale.

(11) Subsequent Events

Holding Company Reorganization

On April 1, 2013, Genworth Holdings (formerly named Genworth Financial, Inc.) completed a holding company reorganization in accordance with Section 251(g) of the General Corporation Law of the State of Delaware (“DGCL”) whereby Genworth Holdings became a direct, wholly-owned subsidiary of a new public holding company, New Genworth (formerly named Sub XLVI, Inc.).

To implement the Reorganization, Genworth Holdings formed New Genworth and New Genworth, in turn, formed Sub XLII, Inc. (“Merger Sub”). The holding company structure was implemented pursuant to Section 251(g) of the DGCL by the merger of Merger Sub with and into Genworth Holdings (the “Merger”). Genworth Holdings survived the Merger as a direct, wholly-owned subsidiary of New Genworth and each share of Genworth Holdings Class A Common Stock, par value $0.001 per share (“Genworth Holdings Class A Common Stock”), issued and outstanding immediately prior to the Merger and each share of Genworth Holdings Class A Common Stock held in the treasury of Genworth Holdings immediately prior to the Merger converted into one issued and outstanding or treasury, as applicable, share of New Genworth Class A Common Stock, par value $0.001 per share , having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the Genworth Holdings Class A Common Stock being converted.

Immediately after the consummation of the Merger, New Genworth had the same authorized, outstanding and treasury capital stock as Genworth Holdings immediately prior to the Merger. Each share of New Genworth common stock outstanding immediately prior to the Merger was cancelled.

Pursuant to Section 251(g) of the DGCL, the Merger did not require a vote of the stockholders of Genworth Holdings. Effective upon the consummation of the Merger, New Genworth adopted an amended and restated certificate of incorporation and amended and restated bylaws that are identical to those of Genworth Holdings immediately prior to the consummation of the Merger (other than provisions regarding certain technical matters, as permitted by Section 251(g) of the DGCL). New Genworth’s directors and executive officers immediately after the consummation of the Merger are the same as the directors and executive officers of Genworth Holdings immediately prior to the consummation of the Merger. Immediately after the consummation of the Merger, New Genworth had, on a consolidated basis, the same assets, businesses and operations as Genworth Holdings had immediately prior to the consummation of the Merger.

On April 1, 2013, in connection with the reorganization, immediately following the consummation of the Merger, Genworth Holdings distributed to New Genworth (as its sole stockholder), through a dividend (the “Distribution”), the 84.6% membership interest in one of its subsidiaries (GMHL) that it held directly, and 100%

GENWORTH HOLDINGS, INC.

(formerly known as Genworth Financial, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the shares of another of its subsidiaries (GMHI), that held the remaining 15.4% of outstanding membership interests of GMHL. At the time of the Distribution, GMHL and GMHI together owned (directly or indirectly) 100% of the shares or other equity interests of all of the subsidiaries that conducted Genworth Holdings’ U.S. mortgage insurance business (these subsidiaries also owned the subsidiaries that conducted Genworth Holdings’ European mortgage insurance business). As part of the comprehensive U.S. mortgage insurance capital plan, on April 1, 2013, immediately prior to the Distribution, Genworth Holdings contributed $100 million to the U.S. mortgage insurance subsidiaries.

Reverse Mortgage Business Disposition

Effective April 1, 2013 (immediately prior to the holding company reorganization), Genworth Holdings completed the sale of its reverse mortgage business for total proceeds of $22 million. No significant gain or loss was recorded on the sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2012 Annual Report on Form 10-K.

Introductory note

On March 27, 2013, we announced that we had agreed to sell our wealth management business to AqGen Liberty Acquisition, Inc., a subsidiary of AqGen Liberty Holdings LLC, a partnership of Aquiline Capital Partners and Genstar Capital, for approximately $412 million, and the sale is expected to close in the second half of 2013, subject to customary closing conditions, including requisite regulatory approvals. As a result, this business has been accounted for as discontinued operations and its financial position and results of operations are separately reported for all periods presented. Our wealth management business, previously a separate segment, is separately reported as discontinued operations and all prior periods reflected herein have been re-presented. See note 10 of the financial statements in “Item 1—Financial Statements” for additional information.

We have a practice of refunding the post-delinquent premiums in our U.S. mortgage insurance business to the insured party if the delinquent loan goes to claim. Our historical accounting practice was to account for these premium refunds as a reduction in premiums upon payment. In the first quarter of 2013, we determined that we should have been recording a liability for premiums received on the delinquent loans where our practice was to refund post-delinquent premiums. This error was not material to our consolidated financial condition, results of operations or cash flows as presented in our previously filed annual and quarterly financial statements; however, the adjustment to correct the cumulative effect of this error would have been material if recorded in the first quarter of 2013. We restated our financial statements to correct this error for all periods presented herein. The cumulative decrease to retained earnings was $46 million as of January 1, 2012. Any ratios derived from premiums have also been restated. See note 1 of the financial statements in “Item 1—Financial Statements” for additional information.

On April 1, 2013 (after the end of the quarter to which this quarterly report relates), we completed a holding company reorganization pursuant to which, among other things: (a) Genworth Holdings became a direct, wholly-owned subsidiary of New Genworth; (b) Genworth Holdings made a distribution to New Genworth (directly or indirectly) of 100% of the shares and equity interests of two entities that together owned (directly or indirectly) 100% of the shares or other equity interests of all of the subsidiaries that conducted Genworth Holdings’ U.S. mortgage insurance business; (c) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes; and (d) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes. See “Note Regarding this Quarterly Report” on page 2 for additional information.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•

Risks relating to our businesses, including downturns and volatility in global economies and equity and credit markets; downgrades or potential downgrades in our financial strength or credit ratings; interest rate fluctuations and levels; adverse capital and credit market conditions; lack of credit facilities; the valuation of fixed maturity, equity and trading securities; defaults, downgrades or other events impacting the value of our fixed maturity securities portfolio; defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance; goodwill impairments; defaults by counterparties to reinsurance arrangements or derivative instruments; an adverse change in risk-based capital and other regulatory requirements; insufficiency of reserves and required increases to reserve liabilities; legal constraints on dividend distributions by our subsidiaries; competition; availability, affordability and adequacy of reinsurance; loss of key distribution partners; regulatory restrictions on our operations and changes in applicable laws and regulations; legal or regulatory investigations or actions; the failure of or any compromise of the security of our computer systems and confidential information contained therein; the occurrence of natural or man-made disasters or a pandemic; the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators; impairments of or valuation allowances against our deferred tax assets; changes in expected morbidity or mortality rates; accelerated amortization of deferred acquisition costs and present value of future profits; ability to increase premiums on certain in-force and future long-term care insurance products by enough or quickly enough, including the current rate actions and any future rate actions; medical advances, such as genetic research and diagnostic imaging, and related legislation; unexpected changes in persistency rates; ability to continue to implement actions to mitigate the impact of statutory reserve requirements; the failure of demand for long-term care insurance to increase; political and economic instability or changes in government policies; fluctuations in foreign exchange rates and international securities markets; unexpected changes in unemployment rates; unexpected increases in international mortgage insurance default rates or severity of defaults; the significant portion of high loan-to-value insured international mortgage loans which generally result in more and larger claims than lower loan-to-value ratios; competition with government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; changes in international regulations reducing demand for mortgage insurance; increases in U.S. mortgage insurance default rates; failure to meet, or have waived to the extent needed, the minimum statutory capital requirements and hazardous financial condition standards; uncertain results of continued investigations of insured U.S. mortgage loans; possible rescissions of coverage and the results of objections to our rescissions; the extent to which loan modifications and other similar programs may provide benefits to us; unexpected changes in unemployment and underemployment rates in the United States; further deterioration in economic conditions or a further decline in home prices in the United States; problems associated with foreclosure process defects in the United States that may defer claim payments; changes to the role or structure of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”); competition with government-owned and government-sponsored enterprises offering U.S. mortgage insurance; changes in regulations that affect our U.S. mortgage insurance business; the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations in the United States; increases in the use of alternatives to private mortgage insurance in the United States and reductions by lenders in the level of coverage they select; the impact of the use of reinsurance with reinsurance companies affiliated with our U.S. mortgage lending customers; legal actions under the Real Estate Settlement Procedures Act of 1974 (“RESPA”); and potential liabilities in connection with our U.S. contract underwriting services;

•

Other risks, including the risk that our strategy may not be successfully implemented; our Capital Plan may not achieve its anticipated benefits; adverse market or other conditions might delay or impede the minority sale of our mortgage insurance business in Australia; the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control; and provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	Risks relating to our common stock, including the suspension of dividends and stock price fluctuations.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading financial security company dedicated to providing insurance, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. We have the following operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life insurance, long-term care insurance and fixed annuities.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada and Australia and also participate in select European and other countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a selective basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries and have operations in select other countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Equity and credit markets improved and interest rate spreads were generally stable during the first quarter of 2013. Although the U.S. and several international financial markets experienced some improvement during the first quarter of 2013, the European debt crisis and concerns regarding global economies continued to impact the rate and strength of recovery.

The U.S. housing market showed signs of recovery during 2012 with home prices rising in a number of regions and cities but ongoing weakness in the U.S. economy continued to impact the rate of recovery. Unemployment and underemployment levels in the United States remained elevated in the first quarter of 2013. We expect unemployment and underemployment levels in the United States to remain at elevated levels for an extended period and gradually decrease over time. In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth and average home prices remained relatively stable with a modest sequential increase in the first quarter of 2013. The unemployment rate in Canada increased slightly during the first quarter of 2013; however, it still remains near its lowest level since December 2008. In Australia, the overall housing market remained relatively stable in the first quarter of 2013 as modest economic growth persisted and affordability driven by low interest rates and consumer sentiment improved. Unemployment levels in Australia increased slightly during the first quarter of 2013 reaching its highest level in three years. Europe overall remained a challenging region with a slow growth or declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of the European debt crisis and actual or anticipated austerity measures. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

Declining, slow or varied levels of economic growth, coupled with uncertain financial markets and economic outlooks, changes in government policy, regulatory reforms and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products have been and could be further impacted negatively or positively going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of global financial regulation reform will continue to affect economic and business outlooks and consumer behaviors moving forward.

The U.S. and international governments, Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken and continue to take actions to stimulate economies, stabilize financial systems and improve market liquidity. In aggregate, these actions had a positive effect in the short term on these countries and their markets; however, there can be no assurance as to the future level of impact these types of actions may have on the economic and financial markets, including levels of volatility. A delayed economic recovery period, a U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

We manage our product offerings, liquidity, investment and asset-liability management strategies to moderate risk especially during periods of strained economic and financial market conditions. In addition, we continue to review our product and distribution management strategies to align with our strengths, profitability targets and risk tolerance.

Credit and investment markets. Domestic and international financial markets, with the exception of certain European markets, were generally stable during the first quarter of 2013. Ongoing Federal Reserve and European Central Bank market support and the continued U.S. housing recovery partly mitigated concerns regarding U.S. government spending sequestration, inconclusive election results in Italy, the restructuring of Cyprus’ financial sector and weak Euro zone economic data. U.S. government bond yields trended higher during the first two months of the first quarter of 2013 but declined through the end of March 2013 in response to the evolving Cyprus crisis, economic data and continued monetary easing by the Federal Reserve. Spreads on U.S. investment grade corporate securities tightened initially in January 2013 and were generally range-bound for the balance of the first quarter of 2013, without significant widening or tightening in response to macroeconomic news or political developments. Asset classes with wider spreads, such as U.S. high yield securities, compressed relative to U.S. investment grade corporate securities. Fixed-income spread product demand continued to be strong driven by new fund flows and reinvestment needs while corresponding supply declined in major asset classes. This supply-demand imbalance contributed to relative spread stability during the first quarter of 2013.

We recorded net other-than-temporary impairments of $12 million during the three months ended March 31, 2013 compared to $17 million during the three months ended March 31, 2012. While impairments of structured securities in our investment portfolio were lower than in the prior year, impairments related to corporate securities increased in the first quarter of 2013 related to our intent to sell certain securities. Economic conditions will continue to impact the valuation of our investment portfolios.

Looking ahead, we believe the current credit environment provides us with opportunities to invest across a variety of asset classes, but our returns will continue to be pressured because of low interest rates. The current environment will also provide opportunities to continue execution of various risk management disciplines involving further diversification within the investment portfolio. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

Trends and conditions affecting our segments

U.S. Life Insurance

Life insurance. Results of our life insurance business are impacted by sales, competitor actions, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, underwriting, effective distribution and customer service. Shifts in consumer demand, competitors’ actions, relative pricing, return on capital or reinsurance decisions and other factors, such as regulatory matters affecting life insurance policy reserve levels also can affect our sales levels.

Life insurance sales decreased 68% during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These sales levels were lower than expected and primarily related to product changes and pricing increases made during 2012. These changes included ceasing sales of our term universal life insurance product, re-pricing of our guaranteed universal life insurance portfolio and the introduction of new term life insurance products. In 2013, we plan to broaden our life insurance product portfolio, modify pricing and improve service delivery platforms. This will include re-pricing term life insurance products and introducing new universal life insurance offerings and new linked-benefit riders. Collectively, these changes are expected to result in a broader set of profitable and competitive product offerings and we expect sales to increase over time from the levels in the first quarter of 2013.

Throughout 2012 and beginning in 2013, we experienced favorable mortality results in our term universal and term life insurance products as compared to priced mortality assumptions. Mortality levels may deviate each period from historical trends because of a variety of factors. We have experienced lower persistency in 2013 as compared to pricing assumptions for our 10-year term life insurance policies as they go through their post-level rate period. We expect this trend in persistency to continue as these 10-year term life insurance policies approach their post-level rate period and then moderate thereafter.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and for certain universal life insurance policies with secondary guarantees. This increases the capital required to write these products. We have committed funding sources for approximately 95% of our anticipated peak level reserves currently required under Regulations XXX and AXXX.

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, competitor actions, morbidity, mortality, persistency, investment yields, expenses and reinsurance. Additionally, sales of our products are impacted by the relative competitiveness of our offerings based on product features, pricing and commission levels, including the impact of in-force rate actions on distribution and consumer demand.

Our long-term care insurance sales decreased 17% during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The lower sales reflected actions taken in the second half of 2012 to improve product profitability and reduce risk. These actions included elimination of certain lifetime benefits coverage and limited pay options, further tightening of underwriting and lowering of first-year commissions in certain channels, as well as a reduction or suspension of certain discounts, which effectively increased average pricing by more than 20% on the products impacted. In 2013, we took additional steps to further improve our profit and risk profile with the introduction of a new product and the suspension of sales of our individual long-term care product in California. As of April 15, 2013, this new product, which includes gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants, has been launched in 31 states. The California actions which became effective March 21, 2013 address an earlier generation product that was still being sold that did not have the benefits and pricing changes associated with our newer products. We recently received approval from California for a new individual long-term care insurance product which we expect to launch in the third quarter of 2013. Also, in an effort to improve our returns, we have announced the cessation of new sales of AARP-branded long-term care insurance products effective June 1, 2013. Existing insureds’ coverage will not be affected by this change. These actions may result in a temporary increase in long-term care insurance sales levels in anticipation of the discontinuation of this product, which has lower prices than the new product.

We will continue to focus on managing long-term care insurance product profitability and reducing risk, including implementation of new product pricing and benefit changes in addition to premium rate increases on our in-force business. We have also utilized reinsurance in the form of coinsurance to manage risk and limit capital allocated to this business. New business reinsurance levels have been up to 40% depending upon product generation. Over time, there can be no assurance that affordable reinsurance will continue to be available.

The annual loss ratios of our long-term care insurance business have ranged from 65% to 71% over the last five years and have been increasing over the past several years. We experience volatility in our loss ratios, which has produced loss ratios outside of the annual range, from period-to-period caused by variances in terminations, claim severity and changes in claims counts. In addition, we evaluate reserves (including the underlying assumptions) and refine our estimates from time to time which may also cause volatility in operating results. Therefore, morbidity and claim experience is difficult to predict and we expect morbidity and loss ratios to continue to show volatility in the future.

The continued low interest rate environment has put pressure on the profitability and returns of our long-term care insurance business. We seek to manage the impact of low interest rates through asset-liability management and hedging long-term care insurance product cash flows. We recently expanded our hedging strategy in connection with our new long-term care insurance product launched on April 15, 2013 in order to help mitigate interest rate risk.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: price increases on our in-force liabilities; new product introductions; changes to our current product offerings in certain states; investing in care coordination capabilities and service offerings; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; and considering other actions to improve the performance of the overall block. These efforts have included evaluating the need for future in-force premium rate increases on older issued policies. In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases with the goal of achieving an average premium increase in excess of 50% on the older generation policies and an average premium increase in excess of 25% on an earlier series of new generation policies over the next five years. Subject to regulatory approval, this premium rate increase is expected to generate approximately $200 million to $300 million of additional annual premiums when fully implemented. We also expect our reserve levels, and thus our expected profitability, to be impacted by policyholder behavior which could include taking reduced benefits or non-forfeiture options within their policy coverage. The goal of our rate actions is to mitigate losses on the older generation products and help offset higher than priced-for loss ratios due to unfavorable business mix and lower lapse rates than expected on certain newer generation products. As of March 31, 2013, this round of rate actions had been filed in 49 states and we have approvals representing approximately $60 million to $65 million of the targeted premium increase. The approval process of an in-force rate increase and the amount of the rate increase approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete.

Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business positively or negatively. As such, we continue to actively monitor regulatory developments.

Fixed annuities. Results of our fixed annuities business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, mortality, policyholder surrenders, expense and commission levels, new product sales, competitor actions and competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product offerings and relative pricing.

In fixed annuities, sales may fluctuate as a result of consumer demand, competitor actions, changes in interest rates, credit spreads, relative pricing, return on capital decisions, and our approach to managing risk. We monitor and change prices and crediting rates on fixed annuities to maintain spreads and targeted returns. Looking ahead, we will continue to actively evaluate marketing and investment strategies in the event that interest rates change. We have targeted distributors and producers and maintained sales capabilities that align with our strategy. We expect to continue to manage these distribution relationships while selectively adding or shifting towards other product offerings, including fixed indexed annuities.

Refinements of product offerings and related pricing, including use of reduced commission structures and changes in investment strategies, support our objective of achieving appropriate risk-adjusted returns. Fixed annuity sales decreased 68% during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to continued pressure from the low interest rate environment and reduced offerings to manage returns, risk and capital.

International Mortgage Insurance

Results of our international mortgage insurance business are affected by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates.

Canada and Australia comprise approximately 98% of our international mortgage insurance primary risk in-force with an estimated average effective loan-to-value ratio of 58%. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business.

Our participation or entry in other international markets remains selective. During the second quarter of 2012, we became a minority shareholder of a newly formed joint venture partnership in India. The joint venture offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. This joint venture had a minimal financial impact during 2012 and the first quarter of 2013 and is expected to have a similar minimal financial impact during the next several years.

In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth. The unemployment rate remained relatively steady during 2012 but increased slightly during the first quarter of 2013. However, it still remains near its lowest level since December 2008 and is expected to remain near current levels for the remainder of 2013. Additionally, average home prices have remained relatively stable with a modest sequential increase in the first quarter of 2013 and we expect home prices to remain flat or decrease modestly for the remainder of 2013, as a balanced housing market persists and consumers exercise restraint with debt levels. However, some market observers have expressed concerns about the strength of the Canadian housing market, and we will continue to closely monitor the market. The Bank of Canada has maintained the overnight rate at 1.0% during the last two and a half years and we expect this rate to be maintained at this level through at least the first half of 2013.

Over the past several years, the Canadian government implemented a series of revisions to the mortgage insurance eligibility rules. The latest set of revisions, which became effective in early July 2012, eliminated high loan-to-value refinancing transactions and imposed more stringent qualifying criteria for insured mortgages by reducing the maximum amortization period to 25 years from 30 years. These changes have reduced the premium opportunity for residential mortgage insurance, particularly for high loan-to-value refinance transactions. We also anticipate that purchase transactions, which normally have higher premium rates compared to refinancing, will comprise a higher percentage of our future business.

Flow new insurance written in Canada in 2012 decreased modestly compared to 2011 primarily due to a smaller market, particularly for high loan-to-value refinance transactions, as a result of recent revisions to mortgage insurance eligibility rules. During the first quarter of 2013, flow new insurance written was lower than the fourth quarter of 2012 primarily from a seasonally smaller mortgage originations market. We expect the level of flow new insurance written in 2013 to remain similar to 2012 levels. As our large 2007 and 2008 book years are mostly past their peak earnings period, 2012 earned premiums in Canada decreased compared to 2011 levels and are expected to decrease further in 2013 reflecting earnings from our smaller more recent books of business.

During 2012, losses in Canada decreased from levels experienced during 2011 as the total number of delinquencies and the proportion of new higher severity delinquencies from Alberta declined, and we continued to realize benefits from our loss mitigation activities. In Alberta, the economy and housing market conditions have improved in recent quarters, with Alberta reporting one of the lowest unemployment rates of all Canadian provinces at the end of the first quarter of 2013. During the first quarter of 2013, losses were lower than the fourth quarter of 2012 as both the total number of new delinquencies and the proportion of new delinquencies from Alberta further declined. We expect our loss ratio in Canada to remain below or at the lower end of our 35% to 40% long-term target range for the remainder of 2013, although loss levels may vary based on seasonal trends or event-driven fluctuations.

Legislation that was passed in June 2011 by the Canadian government to formalize existing mortgage insurance arrangements with private mortgage insurers, and terminate the existing agreement with the Canadian government, became effective on January 1, 2013. This action included the elimination of the Canadian government guarantee fund and exit fees related to it. The new legislation does not change the current government guarantee of 90% provided on mortgages we insure and, therefore, we do not anticipate any significant impact to our business as a result of this legislation. Based on the provisions of this legislation, as clarified by the final regulations released in the fourth quarter of 2012, the assets held in the Canadian government guarantee fund were returned to us on January 1, 2013 and the exit fee liability was extinguished. The reversal of the exit fee resulted in a benefit of approximately $78 million to net operating income in the fourth quarter of 2012. As a result of the elimination of the guarantee fund, we will be required to hold higher regulatory capital; however, the increase in required capital has been offset by the increase in available capital that resulted from the guarantee fund assets reverting back to us.

During 2012, Australia experienced modest economic growth with ongoing variation across sectors and regions. Housing affordability improved driven by lower interest rates. Housing market activity increased along with consumer sentiment over the second half of 2012. During the first quarter of 2013, stable economic conditions persisted. The unemployment rate increased slightly during 2012 and into the first quarter of 2013, reaching its highest level in three years although the current rate is below the long-term average. The unemployment rate is expected to remain stable or increase slightly from current levels through the remainder of 2013. The overall housing market in Australia remained relatively stable during 2012. During the first quarter of 2013, average national home prices improved across most regions and grew at the strongest rate since early 2010. We expect average national home prices to remain at or near current levels for the remainder of 2013. Since the fourth quarter of 2011, the Reserve Bank of Australia has lowered the cash rate from 4.75% to 3.00%, in six separate decisions with the latest one occurring in December 2012. This level matches the lowest level reached during the global financial crisis. We expect the cash rate to be maintained near the current level through at least the first half of 2013.

Total mortgage market activity in Australia improved during 2012 as lenders returned to the high loan-to-value market, consumer confidence improved and affordability rose to its highest level in recent years as a result of interest rate declines. These factors resulted in a larger high loan-to-value mortgage origination market. As a result, our flow new insurance written during 2012 increased compared to 2011 with the fourth quarter of 2012 volume improving to its highest level in the past three years. During the first quarter of 2013, flow new insurance written declined from the fourth quarter of 2012 in line with seasonal levels of activity in the housing market. We expect our level of flow new insurance written in 2013 to decline modestly from 2012 levels. The maturity of our large 2007 to 2009 book years are past their peak earnings period, and earnings from our smaller 2010 and 2011 book years have pressured our earned premiums. We expect this to be largely offset during 2013 by higher earnings from our large 2012 book year.

During 2012, losses increased compared to 2011 primarily driven by a reserve strengthening of $82 million in the first quarter of 2012, as the rate of conversion from later stage delinquency to claim and higher average paid claim amounts during that quarter led to higher losses than previously anticipated. The higher losses were most pronounced in sub-segments of the Queensland region, whose economy has been pressured, as well as our

2007 and 2008 books of business which have higher concentrations of self-employed borrowers. The reserve strengthening recognized that we expected to see an elevated number of claims paid and higher average claim amounts continue in the near term. During the remainder of 2012, as anticipated, we paid a high number of claims which also had a higher average claim amount. While sub-segments of the Queensland region and our 2007 and 2008 books of business continued to be the primary drivers of losses during 2012, their impact was partly offset by a lower number of new delinquencies, net of cures. In addition, the overall delinquency rate decreased during 2012 ending the year at its lowest level since the end of 2008 and remained unchanged during the first quarter of 2013. The level and number of paid claims, while remaining elevated during the first quarter of 2013, have declined since the third quarter of 2012 and reserves continue to be largely in line with the trends we anticipated when we strengthened reserves in the first quarter of 2012. During the first quarter of 2013, losses were higher compared to the fourth quarter of 2012, which was in line with our expectations for a first quarter seasonal decline in cures. We expect our overall loss levels in Australia during 2013 to decrease from 2012 levels as the impact of the pressured portions of our portfolio continues to moderate, although loss levels may vary quarterly based on seasonal or event-driven fluctuations.

We announced a plan to pursue a sale of up to 40% of our Australian mortgage insurance business subject to market conditions, valuation considerations including business performance in Australia, and regulatory approvals. Executing the planned sale, including through an initial public offering (“IPO”), remains a goal in reducing our exposure to mortgage insurance risk and generating capital. We do not expect an IPO to occur until the fourth quarter of 2013 or later.

On February 4, 2013, Moody’s Investors Services Inc. announced the conclusion of its review of Australian mortgage insurers, resulting in the downgrade of the leading mortgage insurers in Australia. As a result, our Australian mortgage insurance business was downgraded to “A3” from “A1,” with a stable outlook.

The overall economic environment in Europe continues to be dominated by concerns about the fiscal health of specific countries and regions, which has created uncertainty about the timing and speed of economic recovery and renewed concerns about a lingering economic recession. While regional differences exist, the overall business climate and the economic growth outlook in Europe remain pressured from the combination of fiscal austerity, persistent high unemployment rates and low business and consumer confidence. As a result, we have seen an elevated number of delinquencies and lower cures driven by prolonged economic stress, most notably in Ireland but also in other parts of Europe, contributing to increased loss reserves in our European mortgage insurance business. Specifically in Ireland, which represents approximately 2% of our insurance in-force in our international mortgage insurance business and 36% of our insurance in-force in Other Countries, we experienced increased delinquencies and reserves at the beginning of 2012, driven by prolonged economic and housing market stress. During the remainder of 2012, we observed a moderate improvement in outstanding delinquencies, primarily driven by our loss mitigation efforts and lower number of new delinquencies. During the first quarter of 2013, new delinquencies continued to decline for a fourth consecutive quarter both overall and in Ireland. We are actively working with lenders and have significantly reduced our exposure and new business volumes from certain European countries as we seek opportunities to manage and mitigate our risk profile in Europe.

Over the past several years, our global loss mitigation operations have enhanced both their capabilities and resources devoted to finding solutions that cure delinquencies and help to keep borrowers in their homes. These efforts include lender mortgage-related strategies, such as loan modification programs designed to help borrowers maintain mortgage payments while they are experiencing personal hardships. These programs allow lenders to maintain their relationship with a borrower while retaining an interest earning asset. In addition, we have developed asset management strategies designed to efficiently dispose of properties when a borrower’s hardship cannot be cured. Such efforts include actively partnering with the lender and borrower to optimize the transition process and taking early possession of properties to mitigate claim payments. As a result, these types of loss mitigation activities have had a favorable impact on our financial results as well as our relationships in the marketplace.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by competitor actions, unemployment, underemployment and other economic and housing market trends, including interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies as the same may be affected by seasonal variations, the inventory of unsold homes and lender modification and other servicing efforts. These economic and housing market trends are continuing to be adversely affected by ongoing weakness in the domestic economy and related levels of unemployment and underemployment. Over time, this has resulted in increased foreclosures, more borrowers seeking loan modifications and elevated housing inventories which contributed to the downward pressure on home values. Overall, we believe that home values have reached their lowest levels and expect slow and modest growth on average in these values in 2013. At the same time, we also expect unemployment and underemployment levels to remain at elevated levels for an extended period and gradually decrease over time. Given recent trends of new delinquencies, reserves, new insurance written, originations and mortgage insurance penetration, and assuming no significant deterioration in the U.S. housing market or material global economic downturns, we believe these trends create the conditions for continued year-over-year improvement in results for the U.S mortgage insurance business, and maintain our view that this business will have a potential return to breakeven or modest profitability during one or two quarters in 2013.

Over recent periods, the convergence of a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, converged to drive a smaller mortgage origination market. Within the private mortgage insurance market, over previous periods the mortgage insurance penetration rate and overall market size was driven down by growth in the Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. During 2011 and 2012, the private mortgage insurance industry saw its purchase and refinance penetration rates increase as private mortgage insurance competitiveness improved versus the FHA alternative driven in part by FHA price and risk management actions. In addition, another FHA price increase, effective April 1, 2013, could also have further favorable impact on private mortgage insurance competitiveness going forward. This pattern has been offset in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Further GSE fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, we still believe the industry is likely to regain market share over time.

Although the overall insured market was larger in 2012 than in 2011, the market reflected a modest seasonal decline in the first quarter of 2013. Our U.S. mortgage insurance market share remained flat from the prior quarter and continued to be driven in part by the impact of competitor pricing and underwriting guidelines. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant in a manner we expect will limit the amount of coverage we write on riskier loans. During the second quarter of 2012, we announced reduced pricing and expanded underwriting guidelines that over time are expected to increase our competitiveness in the mortgage insurance market while maintaining what we expect will be a profitable book of business. As of March 31, 2013, loans modified through the Home Affordable Refinance Program (“HARP”), the level of which increased marginally and remains substantially higher compared to prior periods, accounted for approximately $2.1 billion of insurance in the first quarter of 2013, and are treated as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates which reduce borrower’s monthly payments. Over time, these modified loans are expected to result in extended premium streams and a lower incidence of default. We also continue to believe that the mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards, loan limits or related reforms.

While we continue to experience a decrease in the level of new delinquencies, overall pressure on the housing market continues to adversely affect the performance of our portfolio, particularly our 2005, 2006, 2007 and 2008 book years that we believe peaked in their delinquency development during the first quarter of 2010. Albeit at a lower level, delinquencies for these book years continue to drive the level of new delinquencies reported to us. Beginning in mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. While foreclosure starts remain elevated through current periods, the rate at which foreclosures are initiated has slowed. In addition, we saw material differences in performance among loan servicers regarding the ability to modify loans. Suspensions and delays of foreclosure actions in response to problems associated with lender and servicer foreclosure process changes and defects have caused, and could further cause, claim payments to be deferred to later periods and potentially have an adverse impact on the timing of a recovery of the U.S. residential mortgage market. Several major servicers reached agreement in principle in February 2012 with the U.S. Department of Justice, various federal agencies and 49 state attorneys general on servicing practices, and this could adversely affect timelines for claims submissions or administration actions. In addition, the recent joint announcement in early January 2013 by two key federal regulators of a negotiated agreement with 10 mortgage servicing firms would affect more than 3.8 million consumers who allegedly were wrongfully foreclosed upon during 2009 and 2010. Brokered by the Federal Reserve and the Office of the Comptroller of the Currency, mortgage servicing firms agreed to jointly pay foreclosed consumers $3.3 billion and allot another $5.2 billion for loan modifications and other services. The effect on us of these agreements is uncertain at this time.

Expanded efforts in the mortgage servicing market to modify loans and improved performance of our 2009, 2010, 2011 and 2012 book years compared with the performance of prior book years, coupled with burn-out of our 2005 through 2008 book years, resulted in continued reductions in delinquency levels through the first quarter of 2013. However, as the aging of delinquencies continued to increase through 2011 and 2012, as well as through the first quarter of 2013, loan modification efforts remained challenged. Moreover, and while increasing at lower rates, both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. If employment levels remain pressured, home values experience further decline, credit remains tight or interest rates increase, the ability to cure a delinquent loan could be more difficult to achieve. In addition, while we continue to execute on our loan modification strategy, we have seen the level of loan modification actions moderating during the two prior years and through the first quarter of 2013 against the levels we experienced during 2010. While we expect loan modifications to continue declining as delinquencies age, a significant reduction of these modifications and continued elevated levels of delinquencies would have an adverse impact on the ability of borrowers to cure a delinquent loan and could impact our financial results.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements or adjustments, resulted in a reduction of expected losses of $159 million and $158 million, respectively, including $85 million and $92 million, respectively, from workouts and loan modifications during the three months ended March 31, 2013 and 2012.

Since 2010, benefits from loss mitigation activities have shifted from rescissions to loan modification activities and reviews of loan servicing and claims administration compliance from which we expect a majority of our loss mitigation benefits to arise going forward. While we expect to continue evaluating compliance of the insured or its loan servicer with respect to its servicing obligations under our master policy for loans insured thereunder and may curtail claim amounts payable based on our evaluations of such compliance, we cannot give assurance on the extent or level at which such claim curtailments will continue. Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to result in fewer modifications as alternative programs have gained momentum. With lower benefits from government-sponsored programs and the impact from alternative programs to date, we have experienced higher levels of loss reserves and/or paid claims. On February 1, 2012, the Obama Administration announced that it would extend HAMP for one year until December 31, 2013, and expand borrower eligibility by adjusting certain underwriting requirements. In addition, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP are being increased and, for the first time, will be offered to the GSEs. However, to date, the GSEs are not participating in this program. There can be no assurance that these changes will increase the number of loans that are modified under HAMP, including mortgage loans we insure currently, or that any such modifications will succeed in avoiding foreclosure. Depending upon the mix of loss mitigation activity, market trends, employment levels in future periods and other general economic impacts which influence the U.S. residential housing market, we could see additional adverse loss reserve development going forward. We expect the primary source of new reserves and losses to come from new delinquencies.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. We have exhausted certain captive reinsurance tiers for our 2004 through 2008 book years based on loss development trends. While we continue to receive cash benefits from these captive arrangements at the time of claim payment, the level of benefit is expected to continue to decline going forward due to exhaustion of reinsurance as more reinsurers satisfy their contractual obligations such that remaining risk is borne by Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward. In addition, in April 2013, our U.S. mortgage insurance subsidiaries and other mortgage insurance companies agreed to settle with the Consumer Finance Protection Bureau (the “CFPB”) to end the agency’s review of captive reinsurance arrangements in the mortgage insurance industry. As part of the settlement, our subsidiaries will refrain from certain reinsurance arrangements for a period of 10 years and we will pay approximately $4 million.

GEMICO continues to exceed the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), which is GEMICO’s domestic insurance regulator. Sixteen other states maintain similar risk-to-capital requirements. As of March 31, 2013, GEMICO’s risk-to-capital ratio was approximately 26.4:1, including an increase of two points attributable to the premium refund accrual change, and was 36.9:1 as of December 31, 2012. On April 1, 2013, Genworth Holdings (immediately prior to the reorganization) contributed $100 million to GEMICO as part of the Capital Plan. On a pro forma basis, this contribution would have resulted in a favorable impact to GEMICO’s risk-to-capital ratio of approximately three points as of March 31, 2013. GEMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, as well as the amount of policy lapses and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

As previously disclosed, notwithstanding its risk-to-capital ratio, GEMICO continues to operate under state regulatory waivers or their equivalent where required. In the absence of such authority, we operate out of alternative mortgage insurance subsidiaries, all with the necessary state and GSE authority. In July 2012, North Carolina extended its waiver expiration date until July 31, 2014. In September 2012, the state of Kansas granted GEMICO a revocable waiver to its risk-to-capital requirement effective through July 31, 2014, with the result that 10 states are currently providing GEMICO with revocable waivers (or the equivalent) to their risk-to-capital requirements. Two of these states’ waivers have an expiration date earlier than July 31, 2014 (currently, December 31, 2013). These waivers (including from the NCDOI), their equivalents and other approvals remain revocable at the discretion of the applicable regulator or GSE.

New insurance written in North Carolina (and in the 34 states which do not impose their own risk-to-capital requirements where we operate as long as North Carolina permits us to operate) represented approximately 48% and 50%, respectively, of our total new insurance written for the three months ended March 31, 2013 and 2012. New insurance written in the other 10 states currently providing revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 37% of total new insurance written for the three months ended March 31, 2013 and 2012.

We plan to write new business through another insurance subsidiary, Genworth Residential Mortgage Assurance Corporation, in any other state that prohibits GEMICO from writing new business, and currently do so in four states (with one additional state being written out of Genworth Residential Mortgage Insurance Corporation of North Carolina), subject to the approval of applicable insurance regulators and the GSEs and subject to ongoing satisfaction of regulatory requirements. The period during which these entities will continue to meet these requirements will in part be a function of the level of new business written which in turn will in part be a function of the number of states the company adds to such production, if any. In September 2012, Freddie Mac and Fannie Mae extended their respective approvals through December 31, 2013. We continue to discuss our ongoing use of these and other alternative arrangements with our state insurance regulators and the GSEs.

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth MI Canada, Inc. (“Genworth Canada”) and more recently through the contribution of our European mortgage insurance subsidiaries in January 2013). Our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Any decision to provide additional capital to support the U.S. mortgage insurance subsidiaries is subject to a number of business-related considerations and due diligence actions, including assessing future potential capital transactions, analyzing risk-related scenarios, understanding future U.S. policies relating to housing finance and studying regulatory and competitor activities. Depending on the state of the U.S. economy and housing market along with other factors, there is a range of potential additional capital needs that the U.S. mortgage insurance subsidiaries might require, including some that could be substantial. In this regard, our previously announced capital plan for the U.S. mortgage insurance business (the “Capital Plan”) was completed on April 1, 2013 (after the end of the quarter to which this quarterly report relates). The Capital Plan consisted of the following actions: (i) transferring ownership of the European mortgage insurance subsidiaries to GEMICO, which was effective on January 31, 2013; (ii) enabling the future option, under certain adverse conditions, should they occur, to implement a “NewCo” type structure, for the continued writing of new business in all 50 states; and (iii) implementing an internal legal entity reorganization which created a new holding company structure that removed the U.S. mortgage insurance subsidiaries from the companies covered by the indenture governing Genworth Holdings’ senior notes. On April 1, 2013 (immediately prior to the reorganization), Genworth Holdings also contributed $100 million to GEMICO as part of the Capital Plan. While this will result in a risk-to-capital ratio that would be below the maximum risk-to-capital requirement, and our long-term goal is to maintain a risk-to-capital ratio at or below 25:1, we cannot be sure that the U.S. mortgage insurance subsidiaries will maintain this. For a variety of reasons, there is no assurance that we will provide additional capital to support the U.S. mortgage insurance subsidiaries in the future beyond the amounts contemplated in the Capital Plan or that we will not provide greater amounts.

International Protection

Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions and other factors, including competitor actions, consumer lending and spending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

Consumer lending levels in Europe remain challenged particularly given concerns regarding various European economies and the effect of the European debt crisis. Unemployment rates in Europe trended upwards during the fourth quarter of 2012 with regional variation. Additionally, there was negative European gross domestic product growth during 2012 and into 2013. Net operating income of our lifestyle protection insurance business in the first quarter of 2013 was lower than the fourth quarter of 2012 as a result of higher taxes and losses offsetting stable premium volume and lower expenses. New claim registrations decreased 12% in 2013 from 2012 levels. We could see increases in losses if claim registrations increase particularly with continued rising unemployment in Europe. Our declining premiums and less favorable reserve adjustments in 2013 compared to 2012 resulted in a loss ratio of 24% for the three months ended March 31, 2013 compared to 23% for the three months ended March 31, 2012. The loss ratio was 23% in the fourth quarter of 2012.

In Southern Europe, most notably in Spain, stagnating economies resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. We have strengthened our focus in Europe on key strategic client relationships and will be de-emphasizing our distribution with some other distributors where we are not expecting to achieve desired sales and profitability levels. This focus should enable us to better serve our strategic clients and promote improved profitability and a lower cost structure over time. Additionally, we continue to pursue expanding our geographical distribution into Latin America and China and have secured agreements with large insurance partners in both of these regions. We are currently working with these partners to establish product, distribution and servicing capabilities and anticipate bringing our products and services to the market in the near future.

With our focus on enhanced distribution capabilities in Europe and growth in select new markets, we anticipate these efforts, coupled with sound risk and cost management disciplines, should, over time, improve profitability and help offset the impact of economic or employment pressures as well as lower levels of consumer lending in Europe. However, depending on the economic situation in Europe, we could experience additional declines in sales and operating results.

Distributor conduct associated with the sale of payment protection insurance products is currently under regulatory scrutiny in Ireland and Italy. The outcome of these reviews is unknown at this time, but impacts on how the product is distributed could have a negative impact on our sales.

Runoff

Results of our Runoff segment are affected by investment performance, interest rate levels, net interest spreads, equity market conditions, mortality and policyholder surrenders and scheduled maturities. In addition, the results of our Runoff segment can significantly impact our operating performance, regulatory capital requirements, distributable earnings and liquidity.

In January 2011, we discontinued sales of our individual and group variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts. Throughout 2012 and into 2013, equity market volatility has caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to partially mitigate these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on earnings and statutory capital. In addition to the use of hedging activities to help mitigate impacts related to equity market volatility and interest rate risks, in the future, we may pursue reinsurance opportunities to further mitigate volatility in results and manage capital.

The results of our institutional products are impacted by scheduled maturities, as well as liquidity levels. However, we believe our liquidity planning and our asset-liability management will mitigate this risk. While we do not actively sell institutional products, we may periodically issue funding agreements for asset-liability matching purposes.

We expect to manage our runoff products for at least the next ten years. Several factors may impact the time period for these products to runoff including the specific policy types, economic conditions and management strategies.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$1,261	$1,106	$155	14%
Net investment income	814	832	(18)	(2)%
Net investment gains (losses)	(61)	37	(98)	NM (1)
Insurance and investment product fees and other	289	340	(51)	(15)%

Total revenues	2,303	2,315	(12)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,201	1,232	(31)	(3)%
Interest credited	184	195	(11)	(6)%
Acquisition and operating expenses, net of deferrals	433	440	(7)	(2)%
Amortization of deferred acquisition costs and intangibles	122	271	(149)	(55)%
Interest expense	126	95	31	33%

Total benefits and expenses	2,066	2,233	(167)	(7)%

Income from continuing operations before income taxes	237	82	155	189%
Provision for income taxes	76	15	61	NM (1)

Income from continuing operations	161	67	94	140%
Income (loss) from discontinued operations, net of taxes	(20)	12	(32)	NM (1)

Net income	141	79	62	78%
Less: net income attributable to noncontrolling interests	38	33	5	15%

Net income available to Genworth’s common stockholders	$103	$46	$57	124%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our U.S. Life Insurance segment increased $164 million primarily attributable to an increase in our life insurance business of $192 million related to the initial ceded reinsurance on certain term life insurance policies under a reinsurance treaty as part of the life block transaction in the prior year that did not recur. This increase was partially offset by a decrease of $20 million in our fixed annuities business from lower sales of our life-contingent products in the current year. Our long-term care insurance business decreased $8 million mainly attributable to unfavorable adjustments of $16 million in the current year, partially offset by growth of our in-force block from new sales and in-force rate actions.

•

Our International Mortgage Insurance segment increased $7 million, including an increase of $2 million attributable to changes in foreign exchange rates. In Australia, premiums increased $10 million primarily as a result of the seasoning of our in-force block of business and lower ceded reinsurance premiums, partially offset by lower premiums from policy cancellations in the current year.

In Other Countries, premiums decreased $2 million as a result of the seasoning of our in-force block of business and higher ceded reinsurance premiums in the current year. Premiums in Canada decreased $1 million driven by the seasoning of our larger in-force block of business, partially offset by the elimination of the risk premium related to the government guarantee agreement in the current year.

•

Our International Protection segment decreased $14 million, including an increase of $4 million attributable to changes in foreign exchange rates, primarily due to our runoff clients and lower premium volume driven by continued reduced levels of consumer lending.

•

Our U.S. Mortgage Insurance segment decreased $2 million largely related to lower insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement, partially offset by lower ceded reinsurance premiums related to our captive arrangements in the current year.

Net investment income. Net investment income represents the income earned on our investments.

•

Annualized weighted-average investment yields were 4.7% and 4.8% for the three months ended March 31, 2013 and 2012, respectively. The annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields and $8 million of lower gains related to limited partnerships. Net investment income for the three months ended March 31, 2013 also included $5 million of higher bond calls and prepayments.

•	The three months ended March 31, 2013 included an increase of $2 million attributable to changes in foreign exchange rates.

Net investment gains (losses). Net investment gains (losses) consist primarily of realized gains and losses from the sale or impairment of our investments and unrealized and realized gains and losses from our trading securities and derivative instruments. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We recorded $12 million of net other-than-temporary impairments for the three months ended March 31, 2013 as compared to $17 million for the three months ended March 31, 2012. Of total impairments for the three months ended March 31, 2013 and 2012, $6 million and $15 million, respectively, related to structured securities, including $3 million and $8 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, we also recorded $2 million of impairments related to commercial mortgage loans.

•

Net investment losses related to derivatives of $42 million during the three months ended March 31, 2013 were primarily attributable to guaranteed minimum withdrawal benefit (“GMWB”) losses due to decreases in the values of instruments used to protect statutory surplus from declines in the S&P index and policyholder funds underperforming underlying variable annuity funds as compared to market indices. Net investment gains related to derivatives of $26 million during the three months ended March 31, 2012 were primarily attributable to credit default swaps and embedded derivatives related to variable annuity products with GMWB riders. Gains on credit default swaps where we sold protection to improve diversification and portfolio yield resulted from the narrowing of credit spreads. The GMWB gains were primarily due to the policyholder funds outperforming the benchmark indices used for hedging. These gains were partially offset by losses on derivatives used to hedge foreign currency risk associated with near-term expected dividend payments and other cash flows from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. In addition, there were losses related to a non-qualified derivative strategy to mitigate interest rate risk associated with our statutory capital position as well as hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates.

•

Net losses related to the sale of available-for-sale securities were $26 million during the three months ended March 31, 2013 compared to net gains of $17 million during the three months ended March 31, 2012. We recorded $27 million of lower net gains related to securitization entities during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily associated with derivatives. We recorded net gains of $10 million related to trading securities during the three months ended March 31, 2013 compared to net losses of $25 million during the three months ended March 31, 2012.

Insurance and investment product fees and other. Insurance and investment product fees and other consist primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees.

•

Our U.S. Life Insurance segment decreased $75 million mainly driven by our life insurance business and related predominately to $88 million of gains on the repurchase of notes secured by our non-recourse funding obligations associated with a life block transaction in the prior year that did not recur. This decrease was partially offset by an increase in our term universal life insurance in-force block and an unfavorable valuation adjustment in the prior year that did not recur.

•	Corporate and Other activities increased $22 million primarily attributable to higher income in the current year related to our reverse mortgage business, which was sold on April 1, 2013.

•

Our Runoff segment increased $4 million mainly associated with the recapture of a reinsurance agreement related to our corporate-owned life insurance products in the current year, partially offset by lower average account values from outflows of our variable annuity products.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life, long-term care and accident and health insurance, structured settlements and single premium immediate annuities with life contingencies, lifestyle protection insurance and claim costs incurred related to mortgage insurance products.

•

Our U.S. Mortgage Insurance segment decreased $113 million mainly from lower new delinquencies, as well as lower reserves on new delinquencies, and improved aging of existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as expected seasonal trends, fewer new delinquencies and ongoing loss mitigation efforts in the current year. In addition, net paid claims decreased principally related to a lower inventory of delinquent loans in the current year. Reserves for prior year delinquencies benefited $42 million during the current year mainly from seasonal cure levels and higher than expected loss mitigation activities.

•

Our International Mortgage Insurance segment decreased $107 million, including an increase of $1 million attributable to changes in foreign exchange rates. In Australia, losses decreased $90 million primarily as a result of a reserve strengthening in the prior year that did not recur and by lower new delinquencies, net of cures, in the current year. In the first quarter of 2012, we strengthened reserves by $82 million due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 books of business which have a higher concentration of self-employed borrowers. In Canada, losses decreased $11 million primarily driven by lower new delinquencies, net of cures, particularly from Alberta where the severity on paid claims has been higher. In addition, higher benefits from loss mitigation activities also contributed to the decrease in losses in the current year. Other Countries decreased $6 million from lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in the current year.

•	Our International Protection segment decreased $2 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily driven by overall lower claims paid from a decrease in new claim registrations in the current year. This decrease was partially offset by lower favorable claim reserve adjustments in the current year.

•

Our U.S. Life Insurance segment increased $188 million. Our life insurance business increased $199 million as we initially ceded $209 million of certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur. The increase was also attributable to growth of our term universal and universal life insurance in-force blocks, partially offset by mortality which was favorable to pricing and to the prior year. Our long-term care insurance business increased $27 million primarily from the aging and growth of our in-force block, an increase in severity and duration of claims and higher average reserve costs on new claims in the current year. These increases were partially offset by $9 million of more favorable adjustments and increased claim terminations driven by higher mortality in the current year. Our fixed annuities business decreased $38 million largely attributable to lower sales of our life-contingent products and favorable mortality in the current year.

•

Our Runoff segment increased $3 million principally from an increase in our guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to less favorable equity market performance in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Our U.S. Life Insurance segment decreased $10 million mainly related to our fixed annuities business from lower crediting rates in a low interest rate environment in the current year.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses.

•

Our International Protection segment decreased $17 million, including an increase of $3 million attributable to changes in foreign exchange rates, attributable to lower paid commissions related to a decline in new business, lower profit commissions and lower operating expenses as a result of an ongoing cost-saving initiative.

•	Our International Mortgage Insurance segment decreased $7 million largely driven by Canada due to the elimination of exit fees related to the government guarantee fund in the current year.

•

Our U.S. Life Insurance segment decreased $6 million primarily attributable to a $5 million decrease in our life insurance business primarily from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products from the product changes announced in the fourth quarter of 2012. Our long-term care insurance business decreased $4 million predominately related to lower production in the current year. Our fixed annuities business increased $3 million largely from a favorable adjustment of $4 million associated with guarantee funds in the prior year that did not recur, partially offset by lower sales in the current year.

•

Corporate and Other activities increased $17 million as a result of an increase of $24 million attributable to our reverse mortgage business, which was sold on April 1, 2013, primarily related to broker commissions on loans, partially offset by lower net expenses after allocations to our operating segments in the current year.

•

Our U.S. Mortgage Insurance segment increased $5 million primarily from the settlement of the Civil Investigative Demand with the CFPB to end its review of industry captive reinsurance arrangements in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our U.S. Life Insurance segment decreased $136 million principally from a decrease in our life insurance business of $132 million primarily from the initial write-off of $142 million of deferred acquisition costs associated with certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur. Our fixed annuities business decreased $7 million primarily related to lower amortization of deferred acquisition costs attributable to higher net investment losses in the current year. Our long-term care insurance business increased $3 million largely from growth of our in-force block.

•

Our Runoff segment decreased $9 million largely related to lower amortization of deferred acquisition costs in our variable annuity products from lower net investment gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by less favorable equity market performance in the current year and a $3 million less favorable unlocking related to surrenders.

•	Our International Protection segment decreased $3 million mainly as a result of lower premium volume in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•

Corporate and Other activities increased $18 million as a result of a favorable adjustment of $20 million in the prior year related to the Tax Matters Agreement with our former parent company that did not recur and a debt issuance in March 2012. These increases were partially offset by the maturity of our June 2012 senior notes and the repurchase in the fourth quarter of 2012 of $100 million of our senior notes that mature in June 2014.

•

Our U.S. Life Insurance segment increased $11 million related to our life insurance business and driven by a favorable adjustment of $20 million in the prior year related to the Tax Matters Agreement with our former parent company that did not recur. This increase was partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the prior year that did not recur.

•

Our International Protection segment increased $3 million mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position in the current year.

Provision for income taxes. The effective tax rate increased to 32.1% for the three months ended March 31, 2013 from 18.3% for the three months ended March 31, 2012. This increase in the effective tax rate was primarily from decreased tax benefits on lower taxed foreign income and tax favored investments and by changes in uncertain tax benefits in the prior year. The three months ended March 31, 2013 included an increase of $2 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties.

Net income available to Genworth’s common stockholders. We had higher net income available to Genworth’s common stockholders in the current year primarily related to a $41 million net loss related to a life block transaction completed by our life insurance business and a reserve strengthening in our Australian mortgage insurance business in the prior year that did not recur. We also had lower losses in our U.S. mortgage insurance business in the current year from lower new delinquencies. This was partially offset by higher claims in our long-term care insurance business and lower net investment income and net investment losses in the current year compared to net investment gains in the prior year. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Reconciliation of net income to net operating income

Net operating income for the three months ended March 31, 2013 and 2012 was $151 million and $17 million, respectively. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments and gains (losses) on the sale of businesses are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual items excluded from net operating income (loss) during the periods presented.

While some of these items may be significant components of net income available to Genworth’s common stockholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we believe that net operating income, and measures that are derived from or incorporate net operating income, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses net operating income as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from net operating income have occurred in the past and could, and in some cases will, recur in the future. Net operating income is not a substitute for net income available to Genworth’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income may differ from the definitions used by other companies.

The following table includes a reconciliation of net income to net operating income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2013	2012
Net income	$141	79
Less: net income attributable to noncontrolling interests	38	33

Net income available to Genworth’s common stockholders	103	46
Adjustments to net income available to Genworth’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	28	(17)
(Income) loss from discontinued operations, net of taxes	20	(12)

Net operating income	$151	$17

Earnings per share

The following table provides basic and diluted net income available to Genworth’s common stockholders and net operating income per common share for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2013	2012
Income from continuing operations available to Genworth’s common stockholders per common share:
Basic	$0.25	$0.07

Diluted	$0.25	$0.07

Net income available to Genworth’s common stockholders per common share:
Basic	$0.21	$0.09

Diluted	$0.21	$0.09

Net operating income per common share:
Basic	$0.31	$0.03

Diluted	$0.30	$0.03

Weighted-average common shares outstanding:
Basic	492.5	491.2

Diluted	496.8	495.7

Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income (loss). See note 8 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income available to Genworth’s common stockholders.

Management’s discussion and analysis by segment contains selected operating performance measures including “sales” and “insurance in-force” or “risk in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life and long-term care insurance products; (2) annualized first-year deposits plus 5% of excess deposits for universal and term universal life insurance products; (3) 10% of premium deposits for linked-benefits products; (4) new and additional premiums/deposits for fixed annuities; (5) new insurance written for mortgage insurance; and (6) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for our lifestyle protection insurance business. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums/deposits, premium equivalents, new premiums/deposits, written premiums and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

Management regularly monitors and reports insurance in-force and risk in-force. Insurance in-force for our life, international mortgage and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. For our risk in-force in our international mortgage insurance business, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor of 35% that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. Risk in-force for our U.S. mortgage insurance business is our obligation that is limited under contractual terms to the amounts less than 100% of the mortgage loan value. We consider insurance in-force and risk in-force to be a measure of our operating performance because they represent a measure of the size of our business at a specific date which will generate revenues and profits in a future period, rather than a measure of our revenues or profitability during that period.

We also include information related to loss mitigation activities for our U.S. mortgage insurance business. We define loss mitigation activities as rescissions, cancellations, borrower loan modifications, repayment plans, lender- and borrower-titled pre-sales, claims administration and other loan workouts. Estimated savings related to rescissions are the reduction in carried loss reserves, net of premium refunds and reinstatement of prior rescissions. Estimated savings related to loan modifications and other cure related loss mitigation actions represent the reduction in carried loss reserves. Estimated savings related to claims mitigation activities represent amounts deducted or “curtailed” from claims due to acts or omissions by the servicer with respect to the servicing of an insured loan that is not in compliance with obligations under our master policy. For non-cure related actions, including pre-sales, the estimated savings represent the difference between the full claim obligation and the actual amount paid. We believe that this information helps to enhance the understanding of the operating performance of our U.S. mortgage insurance business as loss mitigation activities specifically impact current and future loss reserves and level of claim payments.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

U.S. Life Insurance Division

Division results of operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of operations relating to our U.S. Life Insurance Division. See below for a discussion by segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
U.S. Life Insurance segment:
Life insurance	$36	$6	$30	NM (1)
Long-term care insurance	20	35	(15)	(43)%
Fixed annuities	29	23	6	26%

U.S. Life Insurance segment	85	64	21	33%

Total net operating income	85	64	21	33%
Adjustment to net operating income:
Net investment gains (losses), net of taxes and other adjustments	(8)	(6)	(2)	(33)%

Net income available to Genworth’s common stockholders	$77	$58	$19	33%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$707	$543	$164	30%
Net investment income	638	638	—	—%
Net investment gains (losses)	(12)	(2)	(10)	NM (1)
Insurance and investment product fees and other	188	263	(75)	(29)%

Total revenues	1,521	1,442	79	5%

Benefits and expenses:
Benefits and other changes in policy reserves	974	786	188	24%
Interest credited	152	162	(10)	(6)%
Acquisition and operating expenses, net of deferrals	163	169	(6)	(4)%
Amortization of deferred acquisition costs and intangibles	87	223	(136)	(61)%
Interest expense	23	12	11	92%

Total benefits and expenses	1,399	1,352	47	3%

Income from continuing operations before income taxes	122	90	32	36%
Provision for income taxes	45	32	13	41%

Income from continuing operations	77	58	19	33%
Adjustment to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	8	6	2	33%

Net operating income	$85	$64	$21	33%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
Life insurance	$36	$6	$30	NM (1)
Long-term care insurance	20	35	(15)	(43)%
Fixed annuities	29	23	6	26%

Total net operating income	$85	$64	$21	33%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

•

Our life insurance business increased $30 million principally from a $41 million net loss related to a life block transaction in the prior year that did not recur. The increase was also driven by mortality which was favorable to pricing and to the prior year. These increases were partially offset by a $13 million favorable adjustment related to the Tax Matters Agreement with our former parent company in the prior year that did not recur.

•

Our long-term care insurance business decreased $15 million principally attributable to an increase in severity and duration of claims, higher average reserve costs on new claims, lower investment yields and $4 million of less favorable adjustments in the current year. These decreases were partially offset by increased claim terminations driven by higher mortality in the current year.

•

Our fixed annuities business increased $6 million primarily related to favorable mortality in the current year, partially offset by a $3 million favorable adjustment associated with guarantee funds in the prior year that did not recur.

Revenues

Premiums

•

Our life insurance business increased $192 million primarily related to the initial ceded reinsurance on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur.

•

Our long-term care insurance business decreased $8 million mainly attributable to $16 million of unfavorable adjustments in the current year, partially offset by growth of our in-force block from new sales and in-force rate actions.

•	Our fixed annuities business decreased $20 million primarily driven by lower sales of our life-contingent products in the current year.

Net investment income

•	Our life insurance business increased $2 million from higher bond calls and prepayments of $2 million in the current year.

•

Our long-term care insurance business increased $9 million largely from an increase in average invested assets due to growth of our in-force block, partially offset by lower reinvestment yields. Net investment income also included $2 million of losses from limited partnerships in the current year compared to $1 million of gains in the prior year.

•

Our fixed annuities business decreased $11 million primarily attributable to lower reinvestment yields and lower gains of $4 million from limited partnerships in the current year, partially offset by higher bond calls and prepayments of $2 million in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” The increase in net investment losses was primarily related to our fixed annuities business. Our fixed annuities business had net investment losses of $5 million in the current year compared to net investment gains of $5 million in the prior year. In the current year, impairments and net losses on the sale of investment securities were partially offset by derivative gains. In the prior year, derivative gains were partially offset by impairments and net losses on the sale of investment securities.

Insurance and investment product fees and other. The decrease was primarily attributable to our life insurance business and related predominately to $88 million of gains on the repurchase of notes secured by our non-recourse funding obligations related to a life block transaction in the prior year that did not recur. This decrease was partially offset by an increase in our term universal life insurance in-force block and an unfavorable valuation adjustment in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $199 million. In the prior year, we initially ceded $209 million of certain term life insurance reserves under a reinsurance treaty as part of a life block transaction. The increase was also attributable to growth of our term universal and universal life insurance in-force blocks, partially offset by mortality which was favorable to pricing and to the prior year.

•

Our long-term care insurance business increased $27 million primarily from the aging and growth of our in-force block, an increase in severity and duration of claims and higher average reserve costs on new claims in the current year. These increases were partially offset by $9 million of more favorable adjustments and increased claim terminations driven by higher mortality in the current year.

•	Our fixed annuities business decreased $38 million largely attributable to lower sales of our life-contingent products and favorable mortality in the current year.

Interest credited. The decrease in interest credited was principally related to our fixed annuities business driven by lower crediting rates in a low interest rate environment in the current year.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $5 million largely from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products from the product changes announced in the fourth quarter of 2012.

•	Our long-term care insurance business decreased $4 million predominately related to lower production in the current year.

•

Our fixed annuities business increased $3 million largely from a favorable adjustment of $4 million associated with guarantee funds in the prior year that did not recur, partially offset by lower sales in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $132 million primarily from the initial write-off of $142 million of deferred acquisition costs associated with certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur.

•	Our long-term care insurance business increased $3 million largely from growth of our in-force block.

•	Our fixed annuities business decreased $7 million primarily related to lower amortization of deferred acquisition costs attributable to higher net investment losses in the current year.

Interest expense. Interest expense increased driven by our life insurance business largely related to a $20 million favorable adjustment in the prior year related to the Tax Matters Agreement with our former parent company that did not recur. This increase was partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the prior year that did not recur.

Provision for income taxes. The effective tax rate increased to 36.9% for the three months ended March 31, 2013 from 35.6% for the three months ended March 31, 2012. The increase in the effective tax rate was primarily attributable to state income taxes.

U.S. Life Insurance selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Term and whole life insurance
Net earned premiums	$181	$(11)	$192	NM (1)
Sales	4	—	4	NM (1)
Life insurance in-force, net of reinsurance	338,014	391,870	(53,856)	(14)%
Life insurance in-force before reinsurance	534,194	561,186	(26,992)	(5)%
Term universal life insurance
Net deposits	$70	$64	$6	9%
Sales	1	31	(30)	(97)%
Life insurance in-force, net of reinsurance	136,222	112,906	23,316	21%
Life insurance in-force before reinsurance	137,297	113,737	23,560	21%
Universal life insurance
Net deposits	$145	$174	$(29)	(17)%
Sales:
Universal life insurance	9	16	(7)	(44)%
Linked-benefits	2	3	(1)	(33)%
Life insurance in-force, net of reinsurance	44,051	42,734	1,317	3%
Life insurance in-force before reinsurance	50,906	49,527	1,379	3%
Total life insurance
Net earned premiums and deposits	$396	$227	$169	74%
Sales:
Term and whole life insurance	4	—	4	NM (1)
Term universal life insurance	1	31	(30)	(97)%
Universal life insurance	9	16	(7)	(44)%
Linked-benefits	2	3	(1)	(33)%
Life insurance in-force, net of reinsurance	518,287	547,510	(29,223)	(5)%
Life insurance in-force before reinsurance	722,397	724,450	(2,053)	—%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Term and whole life insurance

Net earned premiums increased mainly related to the initial ceded reinsurance on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur. Sales of our term life insurance products increased as we began offering these products in the fourth quarter of 2012. Our life insurance in-force decreased from the runoff of our term life insurance products issued prior to resuming sales in the fourth quarter of 2012 and from the runoff of our whole life products.

Term universal life insurance

Net deposits and our life insurance in-force have increased due to continued growth of this product. Sales decreased as we discontinued sales of our term universal life insurance product in the fourth quarter of 2012.

Universal life insurance

Net deposits and sales decreased from our modification and re-pricing of certain product offerings that we announced in the fourth quarter of 2012 in response to regulatory changes. Our life insurance in-force has increased from sales in the current year.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net earned premiums:
Individual long-term care insurance	$490	$504	$(14)	(3)%
Group long-term care insurance	23	17	6	35%

Total	$513	$521	$(8)	(2)%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$35	$45	$(10)	(22)%
Group long-term care insurance	5	3	2	67%

Annualized first-year premiums and deposits	$40	$48	$(8)	(17)%

Loss ratio	69%	66%	3%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums decreased mainly attributable to $16 million in current year valuation adjustments, partially offset by growth of our in-force block from new sales and in-force rate actions.

Sales decreased principally from changes in pricing and product options previously announced.

The loss ratio increased for the three months ended March 31, 2013 compared to the prior year largely from an increase in severity and duration of claims, higher average reserve costs on new claims and $7 million of less favorable adjustments in the current year. These increases were partially offset by increased claim terminations driven by higher mortality in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2013	2012
Single Premium Deferred Annuities
Account value, beginning of period	$11,038	$10,831
Deposits	68	264
Surrenders, benefits and product charges	(302)	(330)

Net flows	(234)	(66)
Interest credited	77	84

Account value, end of period	$10,881	$10,849

Single Premium Immediate Annuities
Account value, beginning of period	$6,442	$6,433
Premiums and deposits	65	106
Surrenders, benefits and product charges	(235)	(237)

Net flows	(170)	(131)
Interest credited	73	78
Effect of accumulated net unrealized investment gains (losses)	(26)	24

Account value, end of period	$6,319	$6,404

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,101	$1,107
Surrenders, benefits and product charges	(15)	(14)

Net flows	(15)	(14)
Interest credited	15	14

Account value, net of reinsurance, end of period	$1,101	$1,107

Total premiums from fixed annuities	$13	$33

Total deposits from fixed annuities	$120	$337

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased as surrenders outpaced deposits and interest credited. Sales have decreased driven by the continued low interest rate environment and reduced product offerings in the current year to manage returns, risk and capital.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits and net unrealized investment losses exceeded premiums and deposits and interest credited. Sales continued to be pressured given the low interest rate environment and other market conditions.

Structured settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

Global Mortgage Insurance Division

Division results of operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division. See below for a discussion by segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income (loss):
International Mortgage Insurance segment:
Canada	$42	$37	$5	14%
Australia	46	(21)	67	NM	(1)
Other Countries	(7)	(9)	2	22%

International Mortgage Insurance segment	81	7	74	NM	(1)

U.S. Mortgage Insurance segment	21	(44)	65	148%

Total net operating income (loss)	102	(37)	139	NM	(1)
Adjustment to net operating income (loss):
Net investment gains (losses), net of taxes and other adjustments	1	17	(16)	(94)%

Net income (loss) available to Genworth’s common stockholders	103	(20)	123	NM	(1)
Add: net income attributable to noncontrolling interests	38	33	5	15%

Net income	$141	$13	$128	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$254	$247	$7	3%
Net investment income	88	97	(9)	(9)%
Net investment gains (losses)	3	2	1	50%
Insurance and investment product fees and other	—	—	—	—%

Total revenues	345	346	(1)	—%

Benefits and expenses:
Benefits and other changes in policy reserves	100	207	(107)	(52)%
Acquisition and operating expenses, net of deferrals	52	59	(7)	(12)%
Amortization of deferred acquisition costs and intangibles	16	17	(1)	(6)%
Interest expense	9	10	(1)	(10)%

Total benefits and expenses	177	293	(116)	(40)%

Income from continuing operations before income taxes	168	53	115	NM (1)
Provision for income taxes	48	13	35	NM (1)

Income from continuing operations	120	40	80	200%
Less: net income attributable to noncontrolling interests	38	33	5	15%

Income from continuing operations available to Genworth’s common stockholders	82	7	75	NM (1)
Adjustment to income from continuing operations available to Genworth’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(1)	—	(1)	NM (1)

Net operating income	$81	$7	$74	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
Canada	$42	$37	$5	14%
Australia	46	(21)	67	NM	(1)
Other Countries	(7)	(9)	2	22%

Total net operating income	$81	$7	$74	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

•	The three months ended March 31, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates.

•	Our Canadian mortgage insurance business increased as lower losses and operating expenses were partially offset by lower premiums and net investment income in the current year.

•

Our Australian mortgage insurance business reported net operating income in the current year compared to a net operating loss in the prior year primarily driven by a reserve strengthening in the prior year that did not recur. The current year also benefitted from higher premiums.

•	Other Countries’ net operating loss decreased primarily from lower losses, partially offset by lower premiums and net investment income in the current year.

Revenues

Premiums

•

Our Canadian mortgage insurance business decreased $1 million, including an increase of $2 million attributable to changes in foreign exchange rates, primarily driven by the seasoning of our larger in-force block of business, partially offset by the elimination of the risk premium related to the government guarantee agreement in the current year.

•

Our Australian mortgage insurance business increased $10 million primarily as a result of the seasoning of our in-force block of business and lower ceded reinsurance premiums, partially offset by lower premiums from policy cancellations in the current year.

•	Other Countries decreased $2 million primarily as a result of the seasoning of our in-force block of business and higher ceded reinsurance premiums in the current year.

Net investment income. The decrease in net investment income was due to lower reinvestment yields in Canada, Australia and Other Countries. The three months ended March 31, 2013 included an increase of $1 million attributable to changes in foreign exchange rates in Canada.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our Canadian mortgage insurance business decreased $11 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily driven by lower new delinquencies, net of cures, particularly from Alberta where the severity on paid claims has been higher. In addition, higher benefits from loss mitigation activities also contributed to the decrease in losses in the current year.

•

Our Australian mortgage insurance business decreased $90 million primarily driven by a reserve strengthening in the prior year that did not recur and by lower new delinquencies, net of cures, in the current year. In the first quarter of 2012, we strengthened reserves by $82 million due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 books of business which have a higher concentration of self-employed borrowers.

•	Other Countries decreased $6 million primarily from lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in the current year.

Acquisition and operating expenses, net of deferrals. The decrease was largely driven by our Canadian mortgage insurance business primarily from the elimination of exit fees related to the government guarantee fund in the current year.

Provision for income taxes. The effective tax rate increased to 28.6% for the three months ended March 31, 2013 from 24.5% for the three months ended March 31, 2012. The increase in the effective tax rate was primarily from decreased tax benefits on lower taxed foreign income. The three months ended March 31, 2013 included an increase of $2 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Primary insurance in-force:
Canada	$284,700	$269,100	$15,600	6%
Australia	299,000	287,100	11,900	4%
Other Countries	31,400	33,600	(2,200)	(7)%

Total	$615,100	$589,800	$25,300	4%

Risk in-force:
Canada	$99,700	$94,200	$5,500	6%
Australia	104,600	100,500	4,100	4%
Other Countries	4,200	4,600	(400)	(9)%

Total	$208,500	$199,300	$9,200	5%

New insurance written:
Canada	$5,700	$4,000	$1,700	43%
Australia	7,900	8,000	(100)	(1)%
Other Countries	400	300	100	33%

Total	$14,000	$12,300	$1,700	14%

Net premiums written:
Canada	$84	$79	$5	6%
Australia	117	102	15	15%
Other Countries	5	6	(1)	(17)%

Total	$206	$187	$19	10%

Primary insurance in-force and risk in-force

Our businesses in Australia and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia and Canada. For the three months ended March 31, 2013 and 2012, this factor was 35%.

Primary insurance in-force and risk in-force increased in Canada primarily as a result of higher bulk transactions in the current year. In Australia, primary insurance in-force and risk in-force also increased primarily as a result of higher flow new insurance written in a larger high loan-to-value mortgage originations market driven by improved affordability from recent interest rate declines. In Other Countries, the decrease was mainly attributable to ongoing loss mitigation activities in Europe and lower volume from existing lenders in Europe. Primary insurance in-force and risk in-force also included decreases of $4.6 billion and $1.3 billion, respectively, attributable to changes in foreign exchange rates as of March 31, 2013.

New insurance written

New insurance written increased primarily as a result of higher bulk transactions in Canada in the current year. The increase in bulk transactions in Canada was partially offset by a decline in flow new insurance written mainly attributable to a smaller mortgage originations market, particularly for high loan-to-value refinance transactions as a result of the government guarantee eligibility changes which took effect in July 2012. In Australia, the increase in flow new insurance written attributable to a larger high loan-to-value mortgage originations market was more than offset by lower bulk transactions in the current year. In Europe, new insurance written increased marginally due to higher flow volume from existing lenders in the current year.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2013, our unearned premium reserves were $2,961 million compared to $2,921 million as of March 31, 2012. Our unearned premium reserves increased marginally as net written premiums were mostly offset by the seasoning of our in-force blocks of business.

Net premiums written in Australia increased from higher flow volume and higher flow premium rates, partially offset by lower volume of bulk transactions in the current year. Net premiums written in Canada increased primarily from higher bulk transactions in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2013	2012	2013 vs. 2012
Loss ratio:
Canada	31%	38%	(7)%
Australia	47%	154%	(107)%
Other Countries	90%	128%	(38)%
Total	39%	84%	(45)%

Expense ratio:
Canada	35%	46%	(11)%
Australia	27%	29%	(2)%
Other Countries	174%	162%	12%
Total	34%	41%	(7)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio for the three months ended March 31, 2013 was primarily attributable to a reserve strengthening in Australia in the prior year that did not recur and lower new delinquencies, net of cures, in the current year. In the first quarter of 2012, we strengthened reserves by $82 million due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 books of business which have a higher concentration of self-employed borrowers. In Other Countries, the loss ratio decreased primarily as a result of lower new delinquencies, net of cures, particularly in Ireland, partially offset by lower earned premiums in the current year. The loss ratio in Canada decreased primarily as a result of lower losses from fewer new delinquencies, net of cures, particularly from Alberta where the severity on paid claims has been higher, and higher benefits from loss mitigation activities in the current year.

The decrease in the expense ratio for the three months ended March 31, 2013 was primarily attributable to lower operating expenses in Canada as a result of the elimination of exit fees related to the government guarantee fund in the current year. The expense ratio also decreased in Australia as a result of an increase in net premiums written in the current year. In Other Countries, the expense ratio increased as a result of lower net premiums written, particularly in Mexico, partially offset by lower operating expenses in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
Canada:
Primary insured loans in-force	1,428,163	1,502,858	1,371,140
Delinquent loans	1,963	2,153	2,623
Percentage of delinquent loans (delinquency rate)	0.14%	0.14%	0.19%
Flow loan in-force	1,136,321	1,126,468	1,074,281
Flow delinquent loans	1,726	1,924	2,335
Percentage of flow delinquent loans (delinquency rate)	0.15%	0.17%	0.22%
Bulk loans in-force	291,842	376,390	296,859
Bulk delinquent loans (1)	237	229	288
Percentage of bulk delinquent loans (delinquency rate)	0.08%	0.06%	0.10%

Australia:
Primary insured loans in-force	1,448,090	1,440,719	1,442,867
Delinquent loans	5,868	5,851	7,837
Percentage of delinquent loans (delinquency rate)	0.41%	0.41%	0.54%
Flow loan in-force	1,320,701	1,311,052	1,295,907
Flow delinquent loans	5,567	5,567	7,559
Percentage of flow delinquent loans (delinquency rate)	0.42%	0.42%	0.58%
Bulk loans in-force	127,389	129,667	146,960
Bulk delinquent loans (1)	301	284	278
Percentage of bulk delinquent loans (delinquency rate)	0.24%	0.22%	0.19%

Other Countries:
Primary insured loans in-force	198,691	199,914	213,834
Delinquent loans	12,855	12,443	12,997
Percentage of delinquent loans (delinquency rate)	6.47%	6.22%	6.08%
Flow loan in-force	141,989	141,589	147,406
Flow delinquent loans	8,961	8,537	9,598
Percentage of flow delinquent loans (delinquency rate)	6.31%	6.03%	6.51%
Bulk loans in-force	56,702	58,325	66,428
Bulk delinquent loans (1)	3,894	3,906	3,399
Percentage of bulk delinquent loans (delinquency rate)	6.87%	6.70%	5.12%

Total:
Primary insured loans in-force	3,074,944	3,143,491	3,027,841
Delinquent loans	20,686	20,447	23,457
Percentage of delinquent loans (delinquency rate)	0.67%	0.65%	0.77%
Flow loan in-force	2,599,011	2,579,109	2,517,594
Flow delinquent loans	16,254	16,028	19,492
Percentage of flow delinquent loans (delinquency rate)	0.63%	0.62%	0.77%
Bulk loans in-force	475,933	564,382	510,247
Bulk delinquent loans (1)	4,432	4,419	3,965
Percentage of bulk delinquent loans (delinquency rate)	0.93%	0.78%	0.78%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 4,397 as of March 31, 2013, 4,395 as of December 31, 2012 and 3,942 as of March 31, 2012.

In Canada, flow loans in-force increased primarily from ongoing new business and flow delinquent loans decreased primarily as a result of lower new delinquencies, net of cures, compared to December 31, 2012.

In Australia, flow loans in-force increased as new policies written were partially offset by policy cancellations. Flow delinquent loans remained flat compared to December 31, 2012 as new delinquencies, net of cures, were offset by claims paid.

In Other Countries, flow loans in-force increased slightly primarily from new policies written in Europe during the current year and flow delinquent loans increased primarily from continued regional economic pressures, primarily in Ireland and Italy, and fewer settlements in the current year.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$134	$136	$(2)	(1)%
Net investment income	19	23	(4)	(17)%
Net investment gains (losses)	—	27	(27)	(100)%
Insurance and investment product fees and other	1	2	(1)	(50)%

Total revenues	154	188	(34)	(18)%

Benefits and expenses:
Benefits and other changes in policy reserves	84	197	(113)	(57)%
Acquisition and operating expenses, net of deferrals	39	34	5	15%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%

Total benefits and expenses	124	232	(108)	(47)%

Income (loss) from continuing operations before income taxes	30	(44)	74	168%
Provision (benefit) for income taxes	9	(17)	26	153%

Income (loss) from continuing operations	21	(27)	48	178%
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	—	(17)	17	100%

Net operating income (loss)	$21	$(44)	$65	148%

Net operating income (loss)

We reported net operating income in the current year compared to a net operating loss in the prior year mainly related to lower delinquencies, ongoing loss mitigation efforts and improved aging of existing delinquencies in the current year.

Revenues

Premiums decreased driven by lower insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement which was terminated effective July 1, 2012. These decreases were largely offset by lower ceded reinsurance premiums related to our captive arrangements in the current year.

Net investment income decreased primarily from lower average invested assets and lower reinvestment yields in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $93 million and a decrease in net paid claims of $20 million. The decrease in change in reserves was primarily driven by lower new delinquencies, as well as lower reserves on new delinquencies, and improved aging of existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as expected seasonal trends, fewer new delinquencies and ongoing loss mitigation efforts in the current year. In addition, the decrease in net paid claims was attributable to a lower inventory of delinquent loans. Reserves for prior year delinquencies benefited $42 million during the current year mainly from seasonal cure levels and higher than expected loss mitigation activities. The prior year included a net $9 million portfolio settlement with one of our lenders that did not recur.

Acquisition and operating expenses, net of deferrals, increased primarily from a settlement with the CFPB to end its review of industry captive reinsurance arrangements in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 30.0% for the three months ended March 31, 2013 from 38.6% for the three months ended March 31, 2012. The decrease in the effective tax rate was primarily attributable to changes in tax favored investment income, partially offset by the loss of foreign credits and the non-deductibility of the CFPB settlement in the current year.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Primary insurance in-force	$109,300	$113,800	$(4,500)	(4)%
Risk in-force	26,300	26,900	(600)	(2)%
New insurance written	4,700	3,000	1,700	57%
Net premiums written	135	140	(5)	(4)%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of market lapse driven by an increase in the mortgage refinance market, partially offset by an increase in new insurance written. In addition, risk in-force decreased due to tighter mortgage insurance guidelines as well as continued pressure in the housing market. Flow persistency was 80% and 81% for the three months ended March 31, 2013 and 2012, respectively.

New insurance written

New insurance written increased in the current year primarily driven by an increase in the mortgage refinance originations and increased penetration in the mortgage insurance origination market.

Net premiums written

Net premiums written decreased due to lapses and lower assumed reinsurance premiums, partially offset by higher new insurance written in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2013	2012	2013 vs. 2012
Loss ratio	62%	146%	(84)%
Expense ratio	30%	25%	5%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio was primarily attributable to lower new delinquencies, as well as lower reserves on new delinquencies, and improved aging of existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as expected seasonal trends, fewer new delinquencies and ongoing loss mitigation efforts in the current year. In addition, the decrease in net paid claims was attributable to a lower inventory of delinquent loans. Reserves for prior year delinquencies benefited $42 million during the current year mainly from seasonal cure levels and higher than expected loss mitigation activities. The prior year included a net $9 million portfolio settlement with one of our lenders that did not recur.

The increase in the expense ratio was primarily from a settlement with the CFPB to end its review of industry captive reinsurance arrangements in the current year, as well as lower written premiums.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012 (2)
Primary insurance:
Insured loans in-force	649,570	658,527	693,807
Delinquent loans	62,804	69,239	79,474
Percentage of delinquent loans (delinquency rate)	9.67%	10.51%	11.45%

Flow loan in-force	590,051	595,348	616,623
Flow delinquent loans	59,789	66,340	76,478
Percentage of flow delinquent loans (delinquency rate)	10.13%	11.14%	12.40%

Bulk loans in-force	59,519	63,179	77,184
Bulk delinquent loans (1)	3,015	2,899	2,996
Percentage of bulk delinquent loans (delinquency rate)	5.07%	4.59%	3.88%

A minus and sub-prime loans in-force	44,873	46,631	52,625
A minus and sub-prime loans delinquent loans	11,484	12,817	14,258
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	25.59%	27.49%	27.09%

Pool insurance:
Insured loans in-force	12,558	12,949	13,942
Delinquent loans	674	721	695
Percentage of delinquent loans (delinquency rate)	5.37%	5.57%	4.98%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,603 as of March 31, 2013, 1,415 as of December 31, 2012 and 1,522 as of March 31, 2012.

(2)

In the fourth quarter of 2012, we conformed all Fair Isaac Company (“FICO”) score classifications to be based upon FICO scores at loan closing. Previously, certain classifications were based upon FICO scores at a point in time post-loan closing. The prior period has been re-presented to conform to this modified classification.

Delinquency and foreclosure levels that developed principally in our 2005, 2006, 2007 and 2008 book years have remained high as the United States continues to experience an economic recession and weakness in its residential real estate market, particularly in Florida, California, Arizona and Nevada. These trends also continue to be especially evident within these book years in our A minus, Alt-A, adjustable rate mortgages and certain 100% loan-to-value products. However, we have seen a decline in new delinquencies and lower foreclosure starts.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2013
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	13,901	131	555	24%
4 - 11 payments	16,146	422	690	61%
12 payments or more	29,742	1,013	1,448	70%

Total	59,789	$1,566	$2,693	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2012
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	16,977	$150	$668	22%
4 - 11 payments	17,398	441	749	59%
12 payments or more	31,965	1,137	1,562	73%

Total	66,340	$1,728	$2,979	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth our primary delinquency rates for the various regions of the United States and the 10 largest states by our risk in-force as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of March 31, 2013	Percent of total reserves as of March 31, 2013 (1)	Delinquency rate
			March 31, 2013	December 31, 2012	March 31, 2012
By Region:
Southeast (2)	21%	34%	13.46%	14.69%	16.25%
South Central (3)	16	9	6.79%	7.71%	9.18%
Northeast (4)	15	16	12.73%	13.32%	12.38%
Pacific (5)	12	13	8.73%	9.72%	11.64%
North Central (6)	11	11	8.99%	9.81%	11.18%
Great Lakes (7)	9	6	7.17%	7.78%	8.48%
New England (8)	6	4	9.12%	9.63%	10.18%
Mid-Atlantic (9)	5	4	9.41%	9.87%	10.04%
Plains (10)	5	3	5.99%	6.62%	7.21%

Total	100%	100%	9.67%	10.51%	11.45%

(1)	Total reserves were $1,820 million as of March 31, 2013.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of March 31, 2013	Percent of total reserves as of March 31, 2013 (1)	Delinquency rate
			March 31, 2013	December 31, 2012	March 31, 2012
By State:
Florida	7%	23%	24.46%	26.24%	28.71%
Texas	7%	3%	6.03%	6.86%	7.43%
New York	7%	7%	11.54%	11.85%	10.43%
California	6%	5%	6.26%	7.25%	9.68%
Illinois	5%	8%	13.02%	14.29%	16.08%
New Jersey	4%	6%	18.53%	19.44%	18.98%
Pennsylvania	4%	3%	10.42%	11.23%	10.86%
North Carolina	4%	3%	9.24%	9.99%	10.97%
Georgia	4%	3%	10.63%	11.88%	13.78%
Ohio	3%	2%	7.51%	8.03%	8.47%

(1)	Total reserves were $1,820 million as of March 31, 2013.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of March 31, 2013:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2002 and prior	7.30%	4.0%	$3,117	2.9%	$775	3.0%
2003	5.60%	4.3	5,387	4.9	900	3.4
2004	5.82%	5.4	3,772	3.4	880	3.4
2005	5.83%	12.8	6,942	6.4	1,817	6.9
2006	6.19%	18.2	9,654	8.8	2,419	9.3
2007	6.17%	36.9	22,142	20.3	5,509	21.1
2008	5.72%	17.4	20,242	18.5	5,078	19.4
2009	5.04%	0.4	4,451	4.1	915	3.5
2010	4.68%	0.3	5,748	5.3	1,286	4.9
2011	4.44%	0.2	7,528	6.9	1,774	6.8
2012	3.75%	0.1	15,540	14.2	3,671	14.1
2013	3.51%	—	4,727	4.3	1,087	4.2

Total portfolio	5.48%	100.0%	$109,250	100.0%	$26,111	100.0%

(1)	Total reserves were $1,820 million as of March 31, 2013.

Corporate and Other Division

Division results of operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of operations relating to our Corporate and Other Division. See below for a discussion by segment and Corporate and Other activities.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income (loss):
International Protection segment	$6	$5	$1	20%
Runoff segment	16	35	(19)	(54)%
Corporate and other activities	(58)	(50)	(8)	(16)%

Total net operating loss	(36)	(10)	(26)	NM	(1)
Adjustments to net operating income:
Net investment gains (losses), net of taxes and other adjustments	(21)	6	(27)	NM	(1)
Income (loss) from discontinued operations, net of taxes	(20)	12	(32)	NM	(1)

Net income (loss) available to Genworth’s common stockholders	$(77)	$8	$(85)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Protection segment

Segment results of operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$165	$179	$(14)	(8)%
Net investment income	33	36	(3)	(8)%
Net investment gains (losses)	6	1	5	NM (1)
Insurance and investment product fees and other	1	2	(1)	(50)%

Total revenues	205	218	(13)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	39	41	(2)	(5)%
Acquisition and operating expenses, net of deferrals	110	127	(17)	(13)%
Amortization of deferred acquisition costs and intangibles	28	31	(3)	(10)%
Interest expense	14	11	3	27%

Total benefits and expenses	191	210	(19)	(9)%

Income from continuing operations before income taxes	14	8	6	75%
Provision for income taxes	4	2	2	100%

Income from continuing operations	10	6	4	67%
Adjustment to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	(4)	(1)	(3)	NM (1)

Net operating income	$6	$5	$1	20%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income increased as a result of lower commissions and lower operating expenses, partially offset by lower premiums in the current year. The three months ended March 31, 2013 included an increase of $1 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily due to our runoff clients and lower premium volume driven by continued reduced levels of consumer lending. The three months ended March 31, 2013 included an increase of $4 million attributable to changes in foreign exchange rates.

Net investment income decreased mainly due to lower average invested assets and lower reinvestment yields in the current year. The three months ended March 31, 2013 included an increase of $1 million attributable to changes in foreign exchange rates.

Net investments gains increased primarily attributable to higher gains on the sale of investments from portfolio repositioning activities in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by overall lower claims paid from a decrease in new claim registrations in the current year. This decrease was partially offset by lower favorable claim reserve adjustments in the current year. The three months ended March 31, 2013 included an increase of $1 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from lower paid commissions related to a decline in new business, lower profit commissions and lower operating expenses as a result of an ongoing cost-saving initiative. The three months ended March 31, 2013 included an increase of $3 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased primarily as a result of lower premium volume in the current year.

Interest expense increased mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position in the current year.

Provision for income taxes. The effective tax rate increased to 28.6% for the three months ended March 31, 2013 from 25.0% for the three months ended March 31, 2012 primarily attributable to changes in lower taxed foreign income.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Sales:
Lifestyle protection insurance
Traditional indemnity premiums	$235	$228	$7	3%
Premium equivalents for administrative services only business	3	2	1	50%
Reinsurance premiums assumed accounted for under the deposit method	157	149	8	5%

Total	$395	$379	$16	4%

Loss ratio	24%	23%	1%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

Sales increased from growth in new markets and developing global reinsurance strategies in the current year. The three months ended March 31, 2013 included an increase of $10 million attributable to changes in foreign exchange rates.

The loss ratio increased driven mainly by a decrease in premiums from our runoff clients and lower premium volume driven by continued reduced levels of consumer lending in the current year.

Runoff segment

Segment results of operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$1	$1	$—	—%
Net investment income	34	38	(4)	(11)%
Net investment gains (losses)	(48)	42	(90)	NM (1)
Insurance and investment product fees and other	56	52	4	8%

Total revenues	43	133	(90)	(68)%

Benefits and expenses:
Benefits and other changes in policy reserves	4	1	3	NM (1)
Interest credited	32	33	(1)	(3)%
Acquisition and operating expenses, net of deferrals	20	19	1	5%
Amortization of deferred acquisition costs and intangibles	(13)	(4)	(9)	NM (1)

Total benefits and expenses	43	49	(6)	(12)%

Income from continuing operations before income taxes	—	84	(84)	(100)%
Provision for income taxes	3	22	(19)	(86)%

Income (loss) from continuing operations	(3)	62	(65)	(105)%
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	19	(27)	46	170%

Net operating income	$16	$35	$(19)	(54)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased primarily related to our variable annuity products largely driven by lower tax benefits and less favorable equity market performance in the current year.

Revenues

Net investment income decreased primarily from lower average invested assets and lower gains of $1 million from limited partnerships in the current year.

We had net investment losses in the current year compared to net investment gains in the prior year. Net investment losses in the current year were principally from derivative losses and net realized losses from the sale of investment securities, partially offset by gains on embedded derivatives associated with our variable annuity products with GMWBs. Net investment gains in the prior year were largely related to gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative losses and net losses from the sale of investment securities.

Insurance and investment product fees and other increased mainly attributable to the recapture of a reinsurance agreement related to our corporate-owned life insurance products in the current year, partially offset by lower average account values from outflows of our variable annuity products.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to an increase in our GMDB reserves in our variable annuity products due to less favorable equity market performance in the current year.

Amortization of deferred acquisition costs and intangibles decreased largely related to lower amortization of deferred acquisition costs in our variable annuity products from lower net investment gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by less favorable equity market performance in the current year and a $3 million less favorable unlocking related to surrenders.

Provision for income taxes. The effective tax rate for the three months ended March 31, 2013 is not meaningful as the pre-tax results were zero in the current year. The effective tax rate was 26.2% for the three months ended March 31, 2012 which reflected a higher proportion of tax benefits from tax favored investments compared to expected full year results.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three
	months ended March 31,
(Amounts in millions)	2013	2012
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$6,141	$6,265
Deposits	20	26
Surrenders, benefits and product charges	(173)	(174)

Net flows	(153)	(148)
Interest credited and investment performance	214	281

Account value, end of period	$6,202	$6,398

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,662	$1,766
Deposits	3	3
Surrenders, benefits and product charges	(81)	(89)

Net flows	(78)	(86)
Interest credited and investment performance	90	139

Account value, net of reinsurance, end of period	$1,674	$1,819

Variable Life Insurance
Account value, beginning of period	$292	$284
Deposits	2	3
Surrenders, benefits and product charges	(9)	(8)

Net flows	(7)	(5)
Interest credited and investment performance	16	26

Account value, end of period	$301	$305

(1)

The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our income distribution series products increased mainly attributable to favorable equity market performance outpacing surrenders. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the increase in account value was primarily the result of favorable equity market performance outpacing surrenders. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three
	months ended March 31,
(Amounts in millions)	2013	2012
GICs, FABNs and Funding Agreements
Account value, beginning of period	$2,153	$2,623
Surrenders and benefits	(167)	(55)

Net flows	(167)	(55)
Interest credited	15	21
Foreign currency translation	(31)	5

Account value, end of period	$1,970	$2,594

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities. We explore the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Net investment income	$2	$—	$2	NM (1)
Net investment gains (losses)	(10)	(33)	23	70%
Insurance and investment product fees and other	43	21	22	105%

Total revenues	35	(12)	47	NM (1)

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	49	32	17	53%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%
Interest expense	80	62	18	29%

Total benefits and expenses	132	97	35	36%

Loss from continuing operations before income taxes	(97)	(109)	12	11%
Benefit for income taxes	(33)	(37)	4	11%

Loss from continuing operations	(64)	(72)	8	11%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	6	22	(16)	(73)%

Net operating loss	$(58)	$(50)	$(8)	(16)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

We reported a higher net operating loss in the current year primarily attributable to higher interest expense in the current year.

Revenues

Net investment losses decreased primarily related to derivative gains in the current year compared to derivative losses in the prior year. The current year also included lower impairments and lower net losses from the sale of investment securities related to portfolio repositioning.

Insurance and investment product fees and other increased mainly attributable to higher income in the current year related to our reverse mortgage business, which was sold on April 1, 2013.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased $24 million as a result of our reverse mortgage business, which was sold on April 1, 2013, primarily related to broker commissions on loans, partially offset by lower net expenses after allocations to our operating segments in the current year.

Interest expense increased largely attributable to a favorable adjustment of $20 million in the prior year that did not recur related to the Tax Matters Agreement with our former parent company and a debt issuance in March 2012. These increases were partially offset by the maturity of our June 2012 senior notes and the repurchase in the fourth quarter of 2012 of $100 million of our senior notes that mature in June 2014.

The decrease in the income tax benefit was primarily related to tax expense allocated to Corporate and Other activities and a change in uncertain tax positions in the prior year.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
(Amounts in millions)	2013		2012		2013 vs. 2012
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.7%	$656	4.9%	$660	(0.2)%	$(4)
Fixed maturity securities—non-taxable	2.7%	2	3.4%	4	(0.7)%	(2)
Commercial mortgage loans	5.6%	82	5.5%	84	0.1%	(2)
Restricted commercial mortgage loans related to securitization entities	8.4%	7	9.0%	9	(0.6)%	(2)
Equity securities	3.4%	4	4.1%	4	(0.7)%	—
Other invested assets (1)	19.5%	48	14.7%	53	4.8%	(5)
Policy loans	8.0%	32	8.0%	31	—%	1
Cash, cash equivalents and short-term investments	0.7%	7	0.8%	10	(0.1)%	(3)

Gross investment income before expenses and fees	4.8%	838	4.9%	855	(0.1)%	(17)
Expenses and fees	(0.1)%	(24)	(0.1)%	(23)	—%	(1)

Net investment income	4.7%	$814	4.8%	$832	(0.1)%	$(18)

(1)

Included in other invested assets was $22 million and $23 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the three months ended March 31, 2013 and 2012, respectively.

Annualized yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Annualized yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other annualized yields are based on average carrying values.

For the three months ended March 31, 2013, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields and $8 million of lower gains related to limited partnerships. Net investment income for the three months ended March 31, 2013 also included $5 million of higher bond calls and prepayments.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2013	2012
Available-for-sale securities:
Realized gains	$40	$63
Realized losses	(66)	(46)

Net realized gains (losses) on available-for-sale securities	(26)	17

Impairments:
Total other-than-temporary impairments	(12)	(16)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	(1)

Net other-than-temporary impairments	(12)	(17)

Trading securities	10	(25)
Commercial mortgage loans	2	2
Net gains related to securitization entities	7	34
Derivative instruments	(42)	26
Contingent consideration adjustment	1	—
Other	(1)	—

Net investment gains (losses)	$(61)	$37

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

•

We recorded $12 million of net other-than-temporary impairments for the three months ended March 31, 2013 as compared to $17 million for the three months ended March 31, 2012. Of total impairments for the three months ended March 31, 2013 and 2012, $6 million and $15 million, respectively, related to structured securities, including $3 million and $8 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, we also recorded $2 million of impairments related to commercial mortgage loans.

•

Net investment losses related to derivatives of $42 million during the three months ended March 31, 2013 were primarily attributable to GMWB losses due to decreases in the values of instruments used to protect statutory surplus from declines in the S&P index and policyholder funds underperforming underlying variable annuity funds as compared to market indices. Net investment gains related to derivatives of $26 million during the three months ended March 31, 2012 were primarily attributable to credit default swaps and embedded derivatives related to variable annuity products with GMWB riders. Gains on credit default swaps where we sold protection to improve diversification and portfolio yield resulted from the narrowing of credit spreads. The GMWB gains were primarily due to the policyholder funds outperforming the benchmark indices used for hedging. These gains were partially offset by losses on derivatives used to hedge foreign currency risk associated with near-term expected dividend payments and other cash flows from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. In addition, there were losses related to a non-qualified derivative strategy to mitigate interest rate risk associated with our statutory capital position as well as hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates.

•

Net losses related to the sale of available-for-sale securities were $26 million during the three months ended March 31, 2013 compared to net gains of $17 million during the three months ended March 31, 2012. We recorded $27 million of lower net gains related to securitization entities during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily associated with derivatives. We recorded net gains of $10 million related to trading securities during the three months ended March 31, 2013 compared to net losses of $25 million during the three months ended March 31, 2012.

•

The aggregate fair value of securities sold at a loss during the three months ended March 31, 2013 and 2012 was $577 million from the sale of 127 securities and $357 million from the sale of 103 securities, respectively, which was approximately 90% of book value for both periods. The loss on sales of securities in the three months ended March 31, 2013 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the first quarter of 2013 included three mortgage-backed securities sold for a total loss of $19 million, one asset-backed security sold for a total loss of $3 million and one corporate security sold for a total loss of $3 million related to portfolio repositioning activities. The securities sold at a loss in the first quarter of 2012 included one corporate security sold for a total loss of $8 million and one municipal bond sold for a total loss of $4 million related to portfolio repositioning activities.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$46,844	61%	$47,763	61%
Private	14,238	19	14,398	18
Commercial mortgage loans	5,866	8	5,872	8
Other invested assets	2,982	4	3,493	4
Policy loans	1,606	2	1,601	2
Equity securities, available-for-sale	490	1	518	1
Restricted other invested assets related to securitization entities	399	—	393	1
Restricted commercial mortgage loans related to securitization entities	324	—	341	—
Cash and cash equivalents	3,797	5	3,632	5

Total cash, cash equivalents and invested assets	$76,546	100%	$78,011	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2013, approximately 10% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of March 31, 2013, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,510	$924	$—	$(53)	$—	$5,381
Tax-exempt (1)	277	14	—	(21)	—	270
Government—non-U.S. (2)	2,132	215	—	(2)	—	2,345
U.S. corporate (2), (3)	22,954	3,073	20	(111)	—	25,936
Corporate—non-U.S. (2)	14,421	1,158	—	(39)	—	15,540
Residential mortgage-backed (4)	5,542	535	10	(82)	(63)	5,942
Commercial mortgage-backed	2,948	162	3	(46)	(11)	3,056
Other asset-backed (4)	2,620	51	—	(57)	(2)	2,612

Total fixed maturity securities	55,404	6,132	33	(411)	(76)	61,082
Equity securities	446	47	—	(3)	—	490

Total available-for-sale securities	$55,850	$6,179	$33	$(414)	$(76)	$61,572

(1)	Fair value included municipal bonds of $183 million related to special revenue bonds, $81 million related to general obligation bonds and $6 million related to other municipal bonds.
(2)	Fair value included $594 million of European periphery exposure.
(3)	Fair value included municipal bonds of $1,083 million related to special revenue bonds and $447 million related to general obligation bonds.
(4)	Fair value included $244 million collateralized by sub-prime residential mortgage loans and $174 million collateralized by Alt-A residential mortgage loans.

As of December 31, 2012, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,484	$1,025	$—	$(18)	$—	$5,491
Tax-exempt (1)	308	16	—	(30)	—	294
Government—non-U.S. (2)	2,173	250	—	(1)	—	2,422
U.S. corporate (2), (3)	22,873	3,317	19	(104)	—	26,105
Corporate—non-U.S. (2)	14,577	1,262	—	(47)	—	15,792
Residential mortgage-backed (4)	5,744	549	13	(124)	(101)	6,081
Commercial mortgage-backed	3,253	178	5	(82)	(21)	3,333
Other asset-backed (4)	2,660	50	—	(65)	(2)	2,643

Total fixed maturity securities	56,072	6,647	37	(471)	(124)	62,161
Equity securities	483	41	—	(6)	—	518

Total available-for-sale securities	$56,555	$6,688	$37	$(477)	$(124)	$62,679

(1)	Fair value included municipal bonds of $206 million related to special revenue bonds, $82 million related to general obligation bonds and $6 million related to other municipal bonds.
(2)	Fair value included $612 million of European periphery exposure.
(3)	Fair value included municipal bonds of $1,085 million related to special revenue bonds and $440 million related to general obligation bonds.
(4)	Fair value included $301 million collateralized by sub-prime residential mortgage loans and $242 million collateralized by Alt-A residential mortgage loans.

Fixed maturity securities decreased $1.1 billion as sales and maturities exceeded purchases and from the change in interest rates in the current year.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $23 million and $31 million as of March 31, 2013 and December 31, 2012, respectively.

Our exposure in peripheral European countries consists of fixed maturity securities and trading bonds in Greece, Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. The following table sets forth the fair value of our exposure to these peripheral European countries as of the periods indicated:

	March 31, 2013
(Amounts in millions)	Sovereign debt	Non-financial	Financial - hybrids	Financial - non-hybrids	Total
Ireland	$3	$188	$—	$25	$216
Spain	—	130	22	57	209
Italy	3	159	—	1	163
Portugal	—	15	—	—	15
Greece	—	1	—	—	1

Total	$6	$493	$22	$83	$604

	December 31, 2012
(Amounts in millions)	Sovereign debt	Non-financial	Financial - hybrids	Financial - non-hybrids	Total
Ireland	$3	$190	$—	$25	$218
Spain	—	134	22	59	215
Italy	3	167	—	1	171
Portugal	—	17	—	—	17
Greece	—	1	—	—	1

Total	$6	$509	$22	$85	$622

During the first quarter of 2013, financial markets showed signs of improvement despite mixed economic signals from the United States and Europe. While European Central Bank policies and actions were supportive and fears of a disorderly Greek default were stemmed, a lack of fundamental economic strength in Europe weighed on financial markets. During the three months ended March 31, 2013, we reduced our exposure to the peripheral European countries by $18 million to $604 million with unrealized gains of $22 million. Our exposure as of March 31, 2013 was diversified with direct exposure to local economies of $233 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $96 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $275 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2013
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,224	592	47%	$4	1
2005	1,136	273	59%	—	—
2006	1,112	261	66%	11	4
2007	910	162	71%	5	3
2008	258	56	71%	3	1
2009	—	—	—%	—	—
2010	97	17	57%	—	—
2011	279	54	63%	3	1
2012	685	97	66%	—	—
2013	203	30	66%	—	—

Total	$5,904	1,542	61%	$26	10

(1)	Represents weighted-average loan-to-value as of March 31, 2013.

	December 31, 2012
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,285	614	47%	$4	1
2005	1,185	282	59%	2	1
2006	1,129	261	67%	—	—
2007	986	164	75%	66	1
2008	260	56	71%	3	1
2009	—	—	—%	—	—
2010	98	17	58%	—	—
2011	281	54	63%	—	—
2012	688	97	66%	—	—

Total	$5,912	1,545	62%	$75	4

(1)	Represents weighted-average loan-to-value as of December 31, 2012.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2013	2012
Allowance for credit losses:
Beginning balance	$42	$51
Charge-offs	—	(1)
Recoveries	—	—
Provision	(2)	(1)

Ending balance	$40	$49

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$40	$49

Recorded investment:
Ending balance	$5,904	$6,076

Ending balance of individually impaired loans	$—	$2

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,904	$6,074

Restricted commercial mortgage loans related to securitization entities

See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$937	31%	$1,149	33%
Derivatives counterparty collateral	615	21	840	24
Trading securities	468	16	556	16
Limited partnerships	326	11	339	10
Short-term investments	307	10	265	8
Securities lending collateral	183	6	187	5
Other investments	146	5	157	4

Total other invested assets	$2,982	100%	$3,493	100%

Our investments in derivatives and derivatives counterparty collateral decreased primarily attributable to an increase in interest rates and terminations in the current year. There was also a decrease in trading securities due to sales in the current year. These decreases were partially offset by an increase in short-term investments from purchases in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2012	Additions	Maturities/ terminations	March 31, 2013
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$10,146	$6,949	$(4,807)	$12,288
Inflation indexed swaps	Notional	554	—	(1)	553
Foreign currency swaps	Notional	183	102	—	285
Forward bond purchase commitments	Notional	456	—	—	456

Total cash flow hedges		11,339	7,051	(4,808)	13,582

Fair value hedges:
Interest rate swaps	Notional	723	—	—	723
Foreign currency swaps	Notional	85	—	(85)	—

Total fair value hedges		808	—	(85)	723

Total derivatives designated as hedges		12,147	7,051	(4,893)	14,305

Derivatives not designated as hedges
Interest rate swaps	Notional	6,331	252	(969)	5,614
Interest rate swaps related to securitization entities	Notional	104	—	—	104
Credit default swaps	Notional	932	68	(227)	773
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	936	151	(104)	983
Financial futures	Notional	1,692	1,427	(1,692)	1,427
Equity return swaps	Notional	186	20	—	206
Other foreign currency contracts	Notional	—	14	—	14

Total derivatives not designated as hedges		10,493	1,932	(2,992)	9,433

Total derivatives		$22,640	$8,983	$(7,885)	$23,738

(Number of policies)	Measurement	December 31, 2012	Additions	Maturities/ terminations	March 31, 2013
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	45,027	—	(732)	44,295
Fixed index annuity embedded derivatives	Policies	2,013	392	(18)	2,387

The increase in the notional value of derivatives was primarily attributable to an increase of $1.9 billion in qualified interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products. Additionally, there was an increase of $0.2 billion in qualified interest rate swaps related to our fixed-to-floating rate junior notes to help mitigate interest rate risk for certain periods in which the notes will pay interest at a floating rate. These increases were partially offset by a $0.7 billion notional decrease in interest rate swaps, a $0.2 billion decrease in financial futures associated with our institutional products and a $0.2 billion decrease in our credit default swaps where we sold protection.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity embedded derivatives increased as a result of product sales.

Consolidated Balance Sheets

Total assets. Total assets decreased $1.2 billion from $113.3 billion as of December 31, 2012 to $112.1 billion as of March 31, 2013.

•

Cash, cash equivalents and invested assets decreased $1.4 billion primarily from a decrease of $1.6 billion in invested assets, partially offset by an increase of $0.2 billion in cash and cash equivalents. Our fixed maturity securities portfolio decreased $1.1 billion as sales and maturities exceeded purchases and from the change in interest rates in the current year. Other invested assets decreased $0.5 billion primarily driven by decrease in derivatives largely attributable to the long-term interest rate environment and terminations, and trading securities also decreased due to sales in the current year. These increases were partially offset by an increase in short-term investments from purchases in the current year.

•	Separate account assets increased $203 million as favorable market performance in the current year exceeded death and surrender benefits.

Total liabilities. Total liabilities decreased $0.9 billion from $95.5 billion as of December 31, 2012 to $94.6 billion as of March 31, 2013.

•

Our policyholder-related liabilities decreased $586 million primarily as a result of a decrease in our fixed annuities business driven by higher benefit payments in the current year. Our Runoff segment also decreased related to scheduled maturities in our institutional products and higher benefit payments in our variable annuity products. Our U.S. mortgage insurance business decreased due to lower delinquencies in the current year. Our international mortgage insurance business decreased mainly from lower unearned premiums in the current year. These decreases were partially offset by an increase in our long-term care insurance business from growth of our in-force block and higher claims.

•	Other liabilities decreased $211 million mainly related to a decrease in derivatives and derivative counterparty collateral largely attributable to the long-term interest rate environment.

•	Deferred tax liability decreased $375 million primarily from a decrease in unrealized net investment gains in the current year.

•	Separate account liabilities increased $203 million as favorable market performance in the current year exceeded death and surrender benefits.

Total stockholders’ equity. Total stockholders’ equity decreased $0.3 billion from $17.8 billion as of December 31, 2012 to $17.5 billion as of March 31, 2013.

•	We reported net income available to Genworth’s common stockholders of $103 million in the current year.

•

Accumulated other comprehensive income (loss) decreased $378 million predominately attributable to lower net unrealized investment gains and derivatives qualifying as hedges mainly related to the long-term interest rate environment. Foreign currency translation also decreased as the U.S. dollar strengthened during the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2013	2012
Net cash from operating activities	$60	$(252)
Net cash from investing activities	453	124
Net cash from financing activities	(299)	(189)

Net increase (decrease) in cash before foreign exchange effect	$214	$(317)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. We had cash inflows from operating activities during the three months ended March 31, 2013 compared to cash outflows during the three months ended March 31, 2012 primarily as a result of higher tax settlements in the prior year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had higher cash inflows from investing activities during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 from lower purchases of fixed maturity securities in the current year, partially offset by cash outflows from other invested assets in the current year compared to cash inflows in the prior year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had higher net cash outflows from financing activities during the three months ended March 31, 2013 as withdrawals exceeded deposits on our investment contracts in the current year, partially offset by the repurchase and redemption of non-recourse funding obligations in the prior year.

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on our consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary.

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of March 31, 2013 and December 31, 2012, the fair value of securities loaned under our securities lending program in the United States was $189 million and $194 million, respectively. As of March 31, 2013 and December 31, 2012, the fair value of collateral held under our securities lending program in the United States was $183 million and $187 million, respectively, and the offsetting obligation to return collateral of $197 million and $203 million, respectively, was included in other liabilities in our consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of March 31, 2013 and December 31, 2012.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of March 31, 2013 and December 31, 2012, the fair value of securities loaned under our securities lending program in Canada was $323 million and $210 million, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreements. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2013 and December 31, 2012, the fair value of securities pledged under the repurchase program was $1,544 million and $1,616 million, respectively, and the repurchase obligation of $1,462 million and $1,534 million, respectively, was included in other liabilities in our consolidated balance sheets.

Effective April 1, 2013 (immediately prior to the holding company reorganization), Genworth Holdings completed the sale of its reverse mortgage business for total proceeds of $22 million. No significant gain or loss was recorded on the sale.

Genworth —holding company

We act as a holding company for our subsidiaries and do not have any significant operations of our own. Our principal sources of cash include proceeds from the issuance of debt and equity securities, dividends from our subsidiaries, payments to us under our tax sharing and expense reimbursement arrangements with our subsidiaries and sales of assets. Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. We expect dividends paid to us by our insurance subsidiaries will vary depending on strategic objectives, regulatory requirements and business performance.

Our primary uses of funds at our holding company include payment of holding company general operating expenses, payment of principal, interest and other expenses related to Genworth Holdings’ debt, payment of dividends on our common stock (to the extent declared by our Board of Directors), amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries for tax sharing agreements, contributions to subsidiaries, repurchase of debt and equity, and, potentially, acquisitions. We do not have any long-term debt maturities until June 2014, when $500 million of Genworth Holdings’ long-term notes mature. We may from time to time seek to repurchase or redeem our outstanding notes (including the notes maturing in June 2014) for cash in open market purchases, tender offers, privately negotiated transactions or otherwise.

In November 2008, our Board of Directors decided to suspend the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

Genworth Holdings had $805 million and $843 million of cash and cash equivalents as of March 31, 2013 and December 31, 2012, respectively. Genworth Holdings also held $150 million in highly liquid securities as of March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013, we received dividends from our subsidiaries of $11 million. During the three months ended March 31, 2013, we made cash capital contributions to our subsidiaries of $22 million. We also contributed the shares of our European mortgage insurance subsidiaries with an estimated value of $230 million to the U.S. mortgage insurance subsidiaries to increase the statutory capital in those companies. On April 1, 2013, immediately prior to the distribution of the U.S. mortgage insurance subsidiaries to New Genworth in connection with the holding company reorganization, Genworth Holdings contributed $100 million in cash to the U.S. mortgage insurance subsidiaries as part of the Capital Plan for those subsidiaries.

As part of the Capital Plan for the U.S. mortgage insurance subsidiaries, Genworth Holdings agreed to provide $100 million to GEMICO in the future in the event that certain adverse events occur. In addition, Genworth Holdings also agreed to guarantee the receipt by GEMICO of $150 million of intercompany payments in the normal course from our subsidiaries by June 30, 2017.

Regulated insurance subsidiaries

The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements.

Our insurance subsidiaries have used cash flows from operations and investment activities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees and dividends and distributions from their subsidiaries. The principal cash inflows from investment activities result from repayments of principal, investment income and, as necessary, sales of invested assets.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2013, our total cash, cash equivalents and invested assets were $76.5 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 30% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2013.

On January 31, 2013, we made a $21 million cash capital contribution to our European mortgage insurance subsidiaries. We then subsequently contributed the shares of our European mortgage insurance subsidiaries with an estimated value of $230 million to the U.S. mortgage insurance subsidiaries to increase the statutory capital in those companies as part of the Capital Plan for the U.S. mortgage insurance subsidiaries. On April 1, 2013, immediately prior to the distribution of the U.S. mortgage insurance subsidiaries to New Genworth in connection with the holding company reorganization, Genworth Holdings contributed $100 million in cash to the U.S. mortgage insurance subsidiaries as part of the Capital Plan for those subsidiaries.

On April 30, 2013, Genworth Canada announced a share repurchase through a normal course issuer bid. We intend to participate in this normal course issuer bid in order to maintain our overall ownership percentage at its current level.

Capital resources and financing activities

We believe existing holding company cash combined with proceeds from the issuance of debt and equity securities, dividends from our subsidiaries, payments to us under our tax sharing and expense reimbursement arrangements with our subsidiaries and sales of assets will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. In addition, we currently manage holding company liquidity to maintain a minimum balance of two times expected annual debt interest payments plus an additional excess of $350 million, although the excess amount may be lower during the quarter due to the timing of cash inflows and outflows. We will evaluate the target level of the excess amount as circumstances warrant. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

Contractual obligations and commercial commitments

We enter into obligations with third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2012 Annual Report on Form 10-K filed on February 28, 2013.

Securitization Entities

There were no off-balance sheet securitization transactions during the three months ended March 31, 2013 or 2012.

New Accounting Standards

For a discussion of recently adopted accounting standards, see note 2 in our “—Notes to Condensed Consolidated Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. The following is a discussion of our market risk exposures and our risk management practices.

Credit markets continued to show signs of improvement across most asset classes in the first quarter of 2013. Additionally, U.S. Treasury yields remained at historically low levels during the first quarter of 2013. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the first quarter of 2013, the U.S. dollar strengthened against currencies in Canada and the United Kingdom but remained consistent with the Australian dollar as compared to the first quarter of 2012. This has generally resulted in lower levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in our market risks since December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2013

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

Except as described below, there were no material developments during the three months ended March 31, 2013 in any of the legal proceedings identified in Part I, Item 3 of our 2012 Annual Report on Form 10-K. In addition, there were no new material legal proceedings initiated during the three months ended March 31, 2013.

As previously disclosed, in January 2012, we, along with other mortgage insurance companies, received an information request from the CFPB requesting information from our U.S. mortgage insurance subsidiaries with respect to reinsurance arrangements, including captive reinsurance transactions, as part of the CFPB’s review of such arrangements in the mortgage insurance industry. The CFPB further sent to our subsidiary and other mortgage insurance companies a Civil Investigative Demand, dated June 20, 2012 (the “CFPB Demand”), seeking production of specified documents and responses to questions set forth in the CFPB Demand. In April 2013, the U.S. mortgage insurance subsidiaries and other mortgage insurance companies agreed to settle with the CFPB to end the agency’s review. As part of the settlement, the subsidiaries will refrain from certain reinsurance arrangements for a period of 10 years and such subsidiaries will pay approximately $4 million.

As previously disclosed, beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. The Barlee case was dismissed by the Court with prejudice as to our subsidiary and certain other defendants on February 27, 2013. In the Riddle case, the defendants’ motion to dismiss was denied, but the Court limited discovery at this stage to issues surrounding the statute of limitations. We intend to vigorously defend the remaining actions.

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. We also are not able to provide an estimate or range of possible losses related to these matters. Therefore, we cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2012 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2013.

Item 6.	Exhibits

Number	Description

2.1	Stock Purchase Agreement, dated as of March 27, 2013, by and among Genworth Holdings, Inc. (formerly Genworth Financial, Inc.) and AqGen Liberty Holdings LLC, AqGen Liberty Management I, Inc., AqGen Liberty Management II, Inc. and AqGen Liberty Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 28, 2013)

10§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Thomas J. McInerney

31.2	Certification of Martin P. Klein

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH HOLDINGS, INC. (formerly Genworth Financial, Inc.) (Registrant)

Date: May 2, 2013

By:	/s/ Kelly L. Groh
Kelly L. Groh Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)